Form 10-Q
period 2015-03-31
STANCORP FINANCIAL GROUP INC
filed 2015-05-06
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 24, 2015, there were 42,208,309 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014	4

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and the year ended December 31, 2014	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	7

	Notes to the Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	71

ITEM 4.	CONTROLS AND PROCEDURES	71

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	72

ITEM 1A.	RISK FACTORS	72

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	75

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	76

ITEM 4.	MINE SAFETY DISCLOSURES	76

ITEM 5.	OTHER INFORMATION	76

ITEM 6.	EXHIBITS	76

SIGNATURES		77

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premiums	$532.1	$510.1
Administrative fees	32.7	31.6
Net investment income	153.3	153.9
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	---	---
All other net capital losses	(8.6)	(1.1)

Total net capital losses	(8.6)	(1.1)

Total revenues	709.5	694.5

Benefits and expenses:
Benefits to policyholders	398.7	401.1
Interest credited	41.1	43.5
Operating expenses	121.9	113.1
Commissions and bonuses	60.7	51.8
Premium taxes	9.1	9.1
Interest expense	7.8	8.4
Net increase in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	(7.2)	(1.2)

Total benefits and expenses	632.1	625.8

Income before income taxes	77.4	68.7
Income taxes	20.9	20.6

Net income	$56.5	$48.1

Net income per common share:
Basic	$1.34	$1.10
Diluted	1.32	1.08
Weighted-average common shares outstanding:
Basic	42,130,728	43,896,627
Diluted	42,673,025	44,381,944

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In millions)

	Three Months Ended March 31,
	2015	2014

Net income	$56.5	$48.1
Other comprehensive income, net of tax:
Unrealized gains (losses) on fixed maturity securities—available-for-sale:
Net unrealized capital gains on securities—available-for-sale(1)	37.3	51.2
Reclassification adjustment for net capital gains included in net income(2)	(0.3)	(0.9)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	(0.1)	(0.4)
Reclassification adjustment for amortization to net periodic pension cost, net(4)	2.1	0.3

Total other comprehensive income, net of tax	39.0	50.2

Comprehensive income	$95.5	$98.3

(1)	Net of tax expenses of $20.1 million and $25.1 million for the three months ended March 31, 2015 and 2014, respectively.
(2)	Net of tax benefits of $0.2 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
(3)	Net of tax benefit of $0.3 million for the three months ended March 31, 2014.
(4)	Net of tax expenses of $1.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2015	December 31, 2014

A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,431.5 and $7,390.0)	$7,885.7	$7,773.7
Commercial mortgage loans, net	5,366.8	5,321.1
Real estate, net	33.8	37.0
Other invested assets	313.8	301.6

Total investments	13,600.1	13,433.4
Cash and cash equivalents	320.6	251.1
Premiums and other receivables	132.1	118.4
Accrued investment income	108.2	108.0
Amounts recoverable from reinsurers	1,000.3	994.2
DAC, VOBA and other intangible assets, net	380.7	381.0
Goodwill	36.0	36.0
Property and equipment, net	79.5	79.3
Other assets	71.4	129.4
Separate account assets	7,458.5	7,179.8

Total assets	$23,187.4	$22,710.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,842.0	$5,832.3
Other policyholder funds	6,628.9	6,537.8
Deferred tax liabilities, net	84.1	60.0
Short-term debt	1.1	1.1
Long-term debt	504.1	503.9
Other liabilities	411.9	440.1
Separate account liabilities	7,458.5	7,179.8

Total liabilities	20,930.6	20,555.0

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,186,489 and 42,077,825 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	11.0	5.3
Accumulated other comprehensive income	153.3	114.3
Retained earnings	2,092.5	2,036.0

Total shareholders’ equity	2,256.8	2,155.6

Total liabilities and shareholders’ equity	$23,187.4	$22,710.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, January 1, 2014	44,126,389	$68.0	$134.7	$1,950.1	$2,152.8

Cumulative effect adjustment—ASU 2014-01	---	---	---	(7.2)	(7.2)

Adjusted balance, January 1, 2014	44,126,389	68.0	134.7	1,942.9	2,145.6

Net income	---	---	---	210.3	210.3
Other comprehensive loss, net of tax	---	---	(20.4)	---	(20.4)
Common stock:
Repurchased	(2,383,175)	(84.5)	---	(62.5)	(147.0)
Issued under share-based compensation plans, net	334,611	21.8	---	---	21.8
Dividends declared on common stock ($1.30 per share)	---	---	---	(54.7)	(54.7)

Balance, December 31, 2014	42,077,825	5.3	114.3	2,036.0	2,155.6

Net income	---	---	---	56.5	56.5
Other comprehensive income, net of tax	---	---	39.0	---	39.0
Common stock:
Issued under share-based compensation plans, net	108,664	5.7	---	---	5.7

Balance, March 31, 2015	42,186,489	$11.0	$153.3	$2,092.5	$2,256.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2015	2014
Operating:
Net income	$56.5	$48.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	8.6	1.1
Depreciation and amortization	38.1	35.2
DAC, VOBA and other intangible assets, net	(25.0)	(20.2)
Deferred income taxes	2.9	8.5
Changes in other assets and liabilities:
Receivables and accrued income	(20.0)	2.5
Future policy benefits and claims	2.3	(15.1)
Other, net	18.1	(46.3)

Net cash provided by operating activities	81.5	13.8

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	308.9	232.1
Proceeds from sale or repayment of commercial mortgage loans	281.5	258.6
Proceeds from sale of real estate	0.8	4.9
Proceeds from sale of other invested assets	3.8	---
Acquisition of fixed maturity securities—available-for-sale	(354.3)	(431.2)
Acquisition or origination of commercial mortgage loans	(327.7)	(240.8)
Acquisition of real estate	(0.3)	(0.2)
Acquisition of other invested assets	(15.7)	(9.0)
Acquisition of property and equipment, net	(4.1)	(3.7)

Net cash used in investing activities	(107.1)	(189.3)

Financing:
Policyholder fund deposits	722.0	687.0
Policyholder fund withdrawals	(630.9)	(564.1)
Repayment of debt	---	(47.1)
Issuance of common stock	3.8	7.8
Repurchases of common stock	---	(34.6)
Other, net	0.2	0.2

Net cash provided by financing activities	95.1	49.2

Increase (decrease) in cash and cash equivalents	69.5	(126.3)
Cash and cash equivalents, beginning of period	251.1	379.3

Cash and cash equivalents, end of period	$320.6	$253.0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44.4	$47.0
Income taxes	9.9	20.6
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	---	2.6

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services. In January 2015, StanCorp reached an agreement to sell the assets of its private client wealth management business within StanCorp Investment Advisers to a third party. StanCorp expects the sale to be completed during the second quarter of 2015. StanCorp Investment Advisers will remain a wholly-owned subsidiary of StanCorp.

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

Standard holds interests in tax-advantaged investments. The carrying value of these interests was $279.0 million and $277.0 million at March 31, 2015 and December 31, 2014, respectively. The majority of the tax-advantaged investments qualify as affordable housing investments and are accounted for under the proportional amortization method (“PAM”). The carrying value of the investments accounted for under PAM was $262.8 million and $257.5 million at March 31, 2015 and December 31, 2014, respectively. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the amortization of the investment are recorded in net investment income. Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting.

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits entities to account for qualified affordable housing projects under PAM. Under PAM, the cost of the investments is amortized in each period as a proportion of the tax credits and benefits of tax losses received in that period to total benefits to be received over the life of the investments and allows amortization of the investments and tax benefits to be recognized in income taxes on the consolidated statements of income. The Company has adopted this ASU retrospectively as of January 1, 2015, and comparative financial statements of prior periods have been adjusted. The adoption of this ASU will change the timing of the benefit realized in net income, but will not change the cumulative total benefit to net income over the life of the investments.

The following tables set forth below show the affected financial statement line items that were adjusted compared to the original as reported financial results for the first quarter of 2014 and as of December 31, 2014.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AFFECTED LINE ITEMS ADJUSTED FOR ASU NO. 2014-01

(In millions—except per share data)

	Three Months Ended March 31, 2014
	Adjusted	As Originally Reported

Net investment income	$153.9	$150.6
Income before income taxes	68.7	65.4
Income taxes	20.6	15.3
Net income	48.1	50.1

Net income per common share:
Basic	$1.10	$1.14
Diluted	1.08	1.13

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AFFECTED LINE ITEMS ADJUSTED FOR ASU NO. 2014-01

(In millions)

	December 31, 2014
	Adjusted	As Originally Reported

A S S E T S

Other invested assets	$301.6	$320.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Deferred tax liabilities, net	$60.0	$63.1
Retained earnings	2,036.0	2,052.2

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

AFFECTED LINE ITEMS ADJUSTED FOR ASU NO. 2014-01

(In millions)

	Three Months Ended March 31, 2014
	Adjusted	As Originally Reported
Operating:

Net income	$48.1	$50.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.2	29.4
Deferred income taxes	8.5	8.8
Other, net	(46.3)	(42.8)

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. As such, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at March 31, 2015, and for the results of operations and cash flows for the three months ended March 31, 2015 and 2014. Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. This report should be read in conjunction with the Company’s 2014 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended March 31,
	2015	2014

Net income (In millions)	$56.5	$48.1

Basic weighted-average common shares outstanding	42,130,728	43,896,627
Stock options	370,436	419,256
Stock awards	171,861	66,061

Diluted weighted-average common shares outstanding	42,673,025	44,381,944

Net income per common share:
Basic	$1.34	$1.10
Diluted	1.32	1.08

Antidilutive shares not included in net income per diluted common share calculation	11,636	7,986

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,445,466 shares or options for shares remain available for grant at March 31, 2015. Of the 3,500,000 shares authorized for the ESPP, 1,358,099 shares remain available for issuance at March 31, 2015.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended March 31,
	2015	2014

	(In millions)

Compensation cost	$3.3	$2.0
Related income tax benefit	1.2	0.7

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

The Company granted options to purchase 133,968 and 105,060 shares of StanCorp common stock for the first quarters of 2015 and 2014, respectively, at a weighted-average per share exercise price of $66.21 and $63.74, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first quarters of 2015 and 2014 was $18.83 and $24.53, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At March 31, 2015, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $7.5 million. This cost will be recognized over a weighted-average remaining period of 2.7 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 937,019 shares available for issuance as stock award grants at March 31, 2015.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 50,555 and 45,869 RSUs for the first quarters of 2015 and 2014, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At March 31, 2015, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $5.6 million. This cost will be recognized over a weighted-average remaining period of 1.7 years.

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

The Company granted 97,512 and 77,634 Performance Shares for the first quarters of 2015 and 2014, respectively.

The Company issued 32,310 and 8,846 of StanCorp common stock under previous performance share awards for the first quarters of 2015 and 2014, respectively.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $12.3 million in additional compensation cost would be recognized through 2017. Assuming that the target performance is achieved, this cost would be recognized over a weighted-average period of 2.1 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $4.2 million in additional compensation cost would be recognized through 2017.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended March 31,
	2015	2014

	(In millions)

Compensation cost	$0.1	$0.1
Related income tax benefit	---	---

4.	RETIREMENT BENEFITS

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

The Company recognizes the funded status of the pension plans as an asset or liability on the balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the balance sheet date.

The following table sets forth the components of net periodic benefit (credit) cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Components of net periodic benefit cost (credit):
Service cost	$2.6	$2.2
Interest cost	5.1	4.8
Expected return on plan assets	(9.0)	(8.4)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	2.6	0.1

Net periodic benefit cost (credit)	1.5	(1.1)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	(2.6)	(0.1)

Total recognized in other comprehensive income	(2.8)	(0.3)

Total recognized in net periodic benefit cost (credit) and other comprehensive income	$(1.3)	$(1.4)

Postretirement Benefits Other Than Pensions

Standard sponsors and administers a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. The postretirement benefit plan is limited to eligible participants who retired prior to July 1, 2013.

The Company recognizes the funded status of the postretirement benefit plan as an asset or liability on the unaudited condensed consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the accumulated postretirement benefit obligation.

The following table sets forth the components of net periodic benefit credit and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Components of net periodic benefit credit:
Interest cost	$0.1		$0.2
Expected return on plan assets	(0.2)		(0.2)
Amortization of net actuarial gain	---		(0.6)

Net periodic benefit credit	(0.1)		(0.6)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of net actuarial gain	---		0.6

Total recognized in other comprehensive income	---		0.6

Total recognized in net periodic benefit credit and other comprehensive income	$(0.1)	$	---

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plan were $4.2 million and $3.7 million for the first quarters of 2015 and 2014, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $12.9 million and $12.6 million at March 31, 2015 and December 31, 2014, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the unaudited condensed consolidated balance sheet. The unfunded status was $42.9 million and $42.8 million at March 31, 2015 and December 31, 2014, respectively. Expenses were $0.8 million and $0.7 million for the first quarters of 2015 and 2014, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income (“AOCI”) was $11.4 million and $11.7 million at March 31, 2015 and December 31, 2014, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended March 31,
	2015	2014

	(In millions)

Intersegment administrative fees	$5.0	$4.8

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$214.3	$200.2
Group long term disability	195.1	189.2
Group short term disability	60.1	54.3
Group other	21.1	19.2
Experience rated refunds	(12.6)	(3.5)

Total Employee Benefits	478.0	459.4
Individual Disability	50.4	48.1

Total Insurance Services premiums	528.4	507.5

Asset Management:
Retirement plans	0.5	1.1
Individual annuities	3.2	1.5

Total Asset Management premiums	3.7	2.6

Total premiums	$532.1	$510.1

Administrative fees:
Insurance Services:
Employee Benefits	$4.0	$4.2

Total Insurance Services administrative fees	4.0	4.2

Asset Management:
Retirement plans	24.8	24.0
Other financial services businesses	8.9	8.2

Total Asset Management administrative fees	33.7	32.2

Other administrative fees	(5.0)	(4.8)

Total administrative fees	$32.7	$31.6

Net investment income:
Insurance Services:
Employee Benefits	$63.9	$65.2
Individual Disability	13.7	13.4

Total Insurance Services net investment income	77.6	78.6

Asset Management:
Retirement plans	29.7	27.0
Individual annuities	36.6	40.3
Other financial services businesses	4.9	2.2

Total Asset Management net investment income	71.2	69.5

Other net investment income	4.5	5.8

Total net investment income	$153.3	$153.9

The following tables set forth select segment information:

	Three Months Ended March 31, 2015
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$478.0	$50.4	$528.4	$3.7	$	---	$532.1
Administrative fees	4.0	---	4.0	33.7		(5.0)	32.7
Net investment income	63.9	13.7	77.6	71.2		4.5	153.3
Net capital losses	---	---	---	---		(8.6)	(8.6)

Total revenues	545.9	64.1	610.0	108.6		(9.1)	709.5

Benefits and expenses:
Benefits to policyholders	369.5	22.3	391.8	6.9		---	398.7
Interest credited	0.7	---	0.7	40.4		---	41.1
Operating expenses	83.0	7.6	90.6	31.3		---	121.9
Commissions and bonuses	37.6	12.9	50.5	10.2		---	60.7
Premium taxes	8.1	1.0	9.1	---		---	9.1
Interest expense	---	---	---	---		7.8	7.8
Net (increase) decrease in DAC, VOBA and other intangible assets	(5.2)	(2.4)	(7.6)	0.4		---	(7.2)

Total benefits and expenses	493.7	41.4	535.1	89.2		7.8	632.1

Income (loss) before income taxes	$52.2	$22.7	$74.9	$19.4		$(16.9)	$77.4

Total assets	$6,032.4	$2,378.1	$8,410.5	$14,407.8		$369.1	$23,187.4

	Three Months Ended March 31, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$459.4	$48.1	$507.5	$2.6	$	---	$510.1
Administrative fees	4.2	---	4.2	32.2		(4.8)	31.6
Net investment income	65.2	13.4	78.6	69.5		5.8	153.9
Net capital losses	---	---	---	---		(1.1)	(1.1)

Total revenues	528.8	61.5	590.3	104.3		(0.1)	694.5

Benefits and expenses:
Benefits to policyholders	370.4	26.0	396.4	4.7		---	401.1
Interest credited	0.7	---	0.7	42.8		---	43.5
Operating expenses	77.4	6.8	84.2	29.9		(1.0)	113.1
Commissions and bonuses	33.3	11.1	44.4	7.4		---	51.8
Premium taxes	8.1	1.0	9.1	---		---	9.1
Interest expense	---	---	---	---		8.4	8.4
Net (increase) decrease in DAC, VOBA and other intangible assets	(2.5)	(1.8)	(4.3)	3.1		---	(1.2)

Total benefits and expenses	487.4	43.1	530.5	87.9		7.4	625.8

Income (loss) before income taxes	$41.4	$18.4	$59.8	$16.4		$(7.5)	$68.7

Total assets	$5,761.5	$2,341.8	$8,103.3	$12,950.8		$589.6	$21,643.7

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	March 31, 2015
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,389.2	$7,389.2	$	---		$7,298.8	$90.4
U.S. government and agency bonds	289.4	289.4		---		289.4	---
U.S. state and political subdivision bonds	142.1	142.1		---		140.3	1.8
Foreign government bonds	65.0	65.0		---		65.0	---

Total fixed maturity securities	$7,885.7	$7,885.7	$	---		$7,793.5	$92.2

Commercial mortgage loans, net	$5,366.8	$6,029.1	$	---	$	---	$6,029.1
S&P 500 Index options	13.0	13.0		---		---	13.0
Policy loans	2.1	2.1		---		---	2.1
Separate account assets	7,458.5	7,458.5		7,343.7		114.8	---

Liabilities:
Other policyholder funds, investment-type contracts	$6,046.9	$6,387.1	$	---	$	---	$6,387.1
Index-based interest guarantees	79.0	79.0		---		---	79.0
Interest rate swaps	9.7	9.7		---		9.7	---
Short-term debt	1.1	1.2		---		1.2	---
Long-term debt	504.1	533.5		---		533.5	---

	December 31, 2014
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,272.6	$7,272.6	$	---		$7,183.6	$89.0
U.S. government and agency bonds	300.1	300.1		---		300.1	---
U.S. state and political subdivision bonds	136.1	136.1		---		136.1	---
Foreign government bonds	64.9	64.9		---		64.9	---

Total fixed maturity securities	$7,773.7	$7,773.7	$	---		$7,684.7	$89.0

Commercial mortgage loans, net	$5,321.1	$6,021.5	$	---	$	---	$6,021.5
S&P 500 Index options	13.6	13.6		---		---	13.6
Policy loans	2.2	2.2		---		---	2.2
Separate account assets	7,179.8	7,179.8		7,066.4		113.4	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,961.1	$6,232.5	$	---	$	---	$6,232.5
Index-based interest guarantees	77.0	77.0		---		---	77.0
Interest rate swaps	4.7	4.7		---		4.7	---
Short-term debt	1.1	1.5		---		1.5	---
Long-term debt	503.9	538.4		---		538.4	---

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

The fair value for long-term debt was predominantly based on quoted market prices as of March 31, 2015 and December 31, 2014, and trades occurring close to March 31, 2015 and December 31, 2014.

Financial Instruments Measured and Recorded at Fair Value

Fixed maturity securities, Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”), interest rate swaps and index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) are recorded at fair value on a recurring basis. In the Company’s unaudited condensed consolidated statements of comprehensive income, unrealized gains and losses are reported in other comprehensive income (loss) for fixed maturity securities. In the Company’s unaudited condensed consolidated statements of income, the change in fair value for S&P 500 Index options is reported in net investment income. For interest rate swaps that are designated as a fair value hedge, the change in the fair values of the interest rate swap and the hedged item are reported in net capital gains and losses. The fair value of interest rate swaps is determined through Level 2 inputs using quoted prices from an independent pricing service. The change in fair value for index-based interest guarantees is reported in interest credited.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends, and secondary pricing sources, back testing of sales activity and maintenance of a list of fixed maturity securities with characteristics that could indicate potential impairment. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2015 or December 31, 2014.

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

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			March 31, 2015		December 31, 2014
	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs

	(Dollars in millions)

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$13.0	(a)	$13.6	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$79.0	1% - 3%	$77.0	1% - 3%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$54.9	0% - 37%	$56.0	0% - 37%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$3.1	0% - 11%	$10.3	0% - 11%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5% - 36% for both March 31, 2015 and December 31, 2014.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended March 31, 2015
	Assets					Liabilities
	Corporate Bonds	U.S. State and Political Subdivision Bonds		S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$89.0	$	---	$13.6	$102.6	$77.0
Total realized/unrealized gains:
Included in net income	---		---	1.4	1.4	2.4
Included in other comprehensive income	0.2		---	---	0.2	---
Purchases, issuances, sales and settlements:
Purchases	---		---	1.7	1.7	---
Issuances	---		---	---	---	3.2
Sales	---		---	---	---	---
Settlements	---		---	(3.7)	(3.7)	(3.6)
Transfers into Level 3	1.2		1.8	---	3.0	---
Transfers out of Level 3	---		---	---	---	---

Ending balance	$90.4		$1.8	$13.0	$105.2	$79.0

	Three Months Ended March 31, 2014
	Assets					Liabilities
	Corporate Bonds	U.S. State and Political Subdivision Bonds		S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$116.0	$	---	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income	---		---	2.0	2.0	3.2
Included in other comprehensive income (loss)	(1.9)		---	---	(1.9)	---
Purchases, issuances, sales and settlements:
Purchases	---		---	1.8	1.8	---
Issuances	---		---	---	---	0.9
Sales	---		---	---	---	---
Settlements	---		---	(4.2)	(4.2)	(1.9)
Transfers into Level 3	---		---	---	---	---
Transfers out of Level 3	---		---	---	---	---

Ending balance	$114.1	$	---	$15.4	$129.5	$69.8

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the first quarter of 2015. There were no transfers between Level 1 and Level 2 and between Level 2 and Level 3 for the first quarter of 2014.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to Level 3 assets and liabilities that the Company continued to hold:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Assets:
S&P 500 Index options	$1.1	$1.9

Liabilities:
Index-based interest guarantees	$2.5	$(3.6)

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of March 31, 2015 that the Company continued to hold:

	March 31, 2015
	Total	Level 1		Level 2		Level 3

	(In millions)

Commercial mortgage loans	$54.9	$	---	$	---	$54.9
Real Estate Owned	3.1		---		---	3.1

Total assets measured at fair value on a nonrecurring basis	$58.0	$	---	$	---	$58.0

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $73.1 million were written down to their fair value of $54.9 million, less selling costs, at March 31, 2015. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $23.7 million at March 31, 2015. The Real Estate Owned measured on a nonrecurring basis as of March 31, 2015, and still held at March 31, 2015 had net capital losses totaling $0.3 million for the first quarter of 2015. Real Estate Owned measured on a nonrecurring basis represents properties whose value has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,992.3	$416.2	$(19.3)	$7,389.2
U.S. government and agency bonds	249.8	39.6	---	289.4
U.S. state and political subdivision bonds	131.1	11.2	(0.2)	142.1
Foreign government bonds	58.3	6.7	---	65.0

Total fixed maturity securities	$7,431.5	$473.7	$(19.5)	$7,885.7

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,943.8	$367.9	$(39.1)	$7,272.6
U.S. government and agency bonds	262.0	38.3	(0.2)	300.1
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)

Due in one year or less	$595.4	$605.4	$649.0	$658.0
Due after one year through five years	3,039.9	3,204.6	3,060.8	3,215.4
Due after five years through ten years	2,955.6	3,067.8	2,847.9	2,916.7
Due after ten years	840.6	1,007.9	832.3	983.6

Total fixed maturity securities	$7,431.5	$7,885.7	$7,390.0	$7,773.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.7%, or $288.7 million, of the Company’s fixed maturity securities portfolio at March 31, 2015. At March 31, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	542	$19.3	420	$12.4	122	$6.9
U.S. state and political subdivision bonds	5	0.2	4	0.1	1	0.1

Total	547	$19.5	424	$12.5	123	$7.0

Fair market value of securities with unrealized losses:
Corporate bonds	542	$839.9	420	$604.0	122	$235.9
U.S. state and political subdivision bonds	5	12.1	4	9.6	1	2.5

Total	547	$852.0	424	$613.6	123	$238.4

	December 31, 2014
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	995	$39.1	683	$21.3	312	$17.8
U.S. government and agency bonds	5	0.2	---	---	5	0.2
U.S. state and political subdivision bonds	4	0.1	---	---	4	0.1

Total	1,004	$39.4	683	$21.3	321	$18.1

Fair market value of securities with unrealized losses:
Corporate bonds	995	$1,763.2	683	$1,162.2	312	$601.0
U.S. government and agency bonds	5	6.4	---	---	5	6.4
U.S. state and political subdivision bonds	4	6.9	---	---	4	6.9

Total	1,004	$1,776.5	683	$1,162.2	321	$614.3

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At March 31, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,655.3	49.5%	$2,627.1	49.4%
Office	1,010.2	18.8	1,013.4	19.1
Industrial	1,001.0	18.7	1,001.5	18.8
Commercial	221.2	4.1	213.6	4.0
Hotel/motel	171.6	3.2	165.7	3.1
Apartment and other	307.5	5.7	299.8	5.6

Total commercial mortgage loans, net	$5,366.8	100.0%	$5,321.1	100.0%

Geographic region*:
Pacific	$1,915.4	35.7%	$1,914.6	36.0%
South Atlantic	1,062.3	19.8	1,065.5	20.0
West South Central	700.6	13.0	676.9	12.7
Mountain	628.3	11.7	606.5	11.4
East North Central	471.0	8.8	466.0	8.8
Middle Atlantic	209.7	3.9	215.3	4.0
East South Central	196.6	3.7	188.7	3.6
West North Central	135.9	2.5	140.1	2.6
New England	47.0	0.9	47.5	0.9

Total commercial mortgage loans, net	$5,366.8	100.0%	$5,321.1	100.0%

U.S. state:
California	$1,427.4	26.6%	$1,434.2	27.0%
Texas	643.5	12.0	623.4	11.7
Florida	305.3	5.7	309.4	5.8
Georgia	305.2	5.7	306.6	5.8
Other states	2,685.4	50.0	2,647.5	49.7

Total commercial mortgage loans, net	$5,366.8	100.0%	$5,321.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

Impairment Evaluation

The Company monitors its commercial mortgage loan portfolio for potential impairment by evaluating the portfolio and individual loans. Key factors that are monitored include:

•	Loan loss experience.
•	Delinquency history.
•	Debt coverage ratio.
•	Loan-to-value ratio.
•	Refinancing and restructuring history.
•	Request for payment forbearance history.

If the analysis above indicates a loan might be impaired, it is further analyzed through the consideration of the following additional factors:

•	Delinquency status.
•	Foreclosure status.

•	Restructuring status.
•	Borrower history.

If it is determined a loan is impaired, a specific loan loss allowance is recorded.

General Loan Loss Allowance

The general loan loss allowance is based on the Company’s analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan-to-value ratios, actual loan loss experience and individual loan analysis.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Commercial mortgage loan loss allowance:

Beginning balance	$40.0	$43.6

Provision change (gain) loss	(0.3)	1.7
Charge-offs, net	(0.8)	(1.8)

Ending balance	$38.9	$43.5

Specific loan loss allowance	$23.7	$26.4
General loan loss allowance	15.2	17.1

Total commercial mortgage loan loss allowance	$38.9	$43.5

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

The following table sets forth the recorded investment in commercial mortgage loans:

	March 31, 2015	December 31, 2014

	(In millions)

Commercial mortgage loans collectively evaluated for impairment	$5,307.4	$5,255.2
Commercial mortgage loans individually evaluated for impairment	98.3	105.9
Commercial mortgage loan loss allowance	(38.9)	(40.0)

Total commercial mortgage loans, net	$5,366.8	$5,321.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	March 31, 2015
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total

	(In millions)

Performing commercial mortgage loans	$2,653.3	$1,010.0	$1,000.7	$221.2	$171.6	$307.5	$5,364.3
Nonperforming commercial mortgage loans	2.0	0.2	0.3	---	---	---	2.5

Total commercial mortgage loans	$2,655.3	$1,010.2	$1,001.0	$221.2	$171.6	$307.5	$5,366.8

	December 31, 2014
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total

	(In millions)

Performing commercial mortgage loans	$2,622.4	$1,012.7	$1,001.4	$213.6	$165.7	$299.1	$5,314.9
Nonperforming commercial mortgage loans	4.7	0.7	0.1	---	---	0.7	6.2

Total commercial mortgage loans	$2,627.1	$1,013.4	$1,001.5	$213.6	$165.7	$299.8	$5,321.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$24.3	$24.3	$	---	$0.3
Office	0.2	0.2		---	---
Industrial	0.2	0.2		---	0.2
Commercial	0.5	0.5		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	25.2	25.2		---	0.5

With specific loan loss allowances:
Retail	50.1	50.1		11.5	2.0
Office	9.7	9.7		3.6	0.2
Industrial	4.5	4.5		1.6	0.1
Commercial	8.5	8.5		7.0	0.6
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	73.1	73.1		23.7	2.9

Total impaired commercial mortgage loans	$98.3	$98.3		$23.7	$3.4

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowances:
Retail	$25.0	$25.0	$	---	$10.5
Office	1.6	1.6		---	---
Commercial	2.3	2.3		---	0.5
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowances	31.7	31.7		---	11.0

With specific loan loss allowances:
Retail	52.2	52.2		12.3	7.7
Office	8.6	8.6		2.9	---
Industrial	4.6	4.6		1.6	0.1
Commercial	8.5	8.5		7.0	0.6
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowances	74.2	74.2		23.8	8.4

Total impaired commercial mortgage loans	$105.9	$105.9		$23.8	$19.4

Changes in the carrying value of impaired commercial mortgage loans can result from a change in the number of commercial mortgage loans with a specific loan loss allowance. As of March 31, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended March 31, 2015
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	3	$1.5	$1.5
Office	2	1.1	1.2

Total troubled debt restructurings	5	$2.6	$2.7

	Three Months Ended March 31, 2014
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Industrial	2	$1.7	$1.9

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first quarter of 2015.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific loan loss allowances:

	Three Months Ended March 31,
	2015	2014

	(In millions)

Average recorded investment	$102.1	$110.6

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.1 million and $1.3 million for the first quarters of 2015 and 2014, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $1.1 million and $0.8 million for the first quarters of 2015 and 2014, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	March 31, 2015
	30 Days Past Due	60 Days Past Due		Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$1.1	$	---	$3.5	$4.6	$(1.5)	$2,652.2	$2,655.3
Office	0.2		---	0.6	0.8	(0.4)	1,009.8	1,010.2
Industrial	---		---	0.5	0.5	(0.2)	1,000.7	1,001.0
Commercial	---		---	---	---	---	221.2	221.2
Hotel/motel	---		---	---	---	---	171.6	171.6
Apartment and other	---		---	---	---	---	307.5	307.5

Total commercial mortgage loans	$1.3	$	---	$4.6	$5.9	$(2.1)	$5,363.0	$5,366.8

	December 31, 2014
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$0.2	$2.0	$4.8	$7.0	$(2.1)	$2,622.2	$2,627.1
Office	1.9	---	0.8	2.7	---	1,010.7	1,013.4
Industrial	0.5	---	0.3	0.8	(0.2)	1,000.9	1,001.5
Commercial	---	---	---	---	---	213.6	213.6
Hotel/motel	---	---	---	---	---	165.7	165.7
Apartment and other	0.2	0.7	---	0.9	---	298.9	299.8

Total commercial mortgage loans	$2.8	$2.7	$5.9	$11.4	$(2.3)	$5,312.0	$5,321.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due and totaled $5.2 million at March 31, 2015 and December 31, 2014. Commercial mortgage loans that were at least 60 days past due totaled $4.6 million and $8.6 million at March 31, 2015 and December 31, 2014, respectively. Commercial mortgage loans that were at least 60 days past due were 0.08% and 0.16% of the commercial mortgage loan portfolio at March 31, 2015 and December 31, 2014, respectively.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Fixed maturity securities	$75.5	$74.8
Commercial mortgage loans	79.6	82.3
Real estate	0.5	---
S&P 500 Index options	1.4	2.0
Other	(0.1)	2.3

Gross investment income	156.9	161.4
Investment expenses	(4.2)	(7.0)
Tax-advantaged investments	0.6	(0.5)

Net investment income	$153.3	$153.9

Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting as a component of net investment income. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the related investment operating losses are recorded as a component of net investment income. See “Note 1 – Organization, Principles of Consolidation and Basis of Presentation.”

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Gains:
Fixed maturity securities	$1.3	$1.9
Commercial mortgage loans	0.4	0.4
Real estate	---	0.7

Gross capital gains	1.7	3.0

Losses:
Fixed maturity securities	(0.8)	(0.5)
Provision for commercial mortgage loan losses	---	(1.7)
Real estate	(0.5)	(0.9)
Other (1)	(9.0)	(1.0)

Gross capital losses	(10.3)	(4.1)

Net capital losses	$(8.6)	$(1.1)

(1)	In the first quarter of 2015, the Company recorded a $5.6 million impairment related to the expected sale of the assets of the Company’s private client wealth management business.

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.2 million at March 31, 2015 and December 31, 2014.

Standard is a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). Standard issues collateralized funding agreements to the FHLB of Seattle and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At March 31, 2015, Standard had $158.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $198.7 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances. The Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks, by the Federal Housing Finance Agency (“FHFA”), and was ratified by the members of both banks in February 2015. The Company does not expect the merger to have a material effect on our business, financial position, results of operations, cash flows or existing funding agreements with the FHLB of Seattle.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to mitigate business risks including interest rate risk exposure. The Company has the following derivatives on its unaudited condensed consolidated balance sheets: interest rate swaps, index-based interest guarantees and S&P 500 Index options.

Interest Rate Swaps

In the second quarter of 2014, the Company began the use of interest rate swaps to reduce risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of investments held on the unaudited condensed consolidated balance sheets. The interest rate swaps used by the Company are designed to qualify for hedge accounting. Therefore, recognized changes in the fair value of the interest rate swaps and the changes in the fair value of the hedged items attributable to the hedged risk are offset in net capital gains and losses. Valuations for interest rate swaps are sensitive to changes in the interest rate environment.

Interest income, interest expense and fees related to interest rate swaps are recorded as a component of net investment income.

Interest rate swaps are recognized as either other invested assets or other liabilities on the unaudited condensed consolidated balance sheets and are reported at fair value. To qualify for hedge accounting, the Company documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on the balance sheet as well as a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be recorded.

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

In the event a hedged item is disposed, the Company will terminate the related interest rate swap and recognize the gain or loss on termination in the unaudited condensed consolidated statements of income.

Cash settlement activity of derivative contracts is reported in the unaudited condensed consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets.

Index-based Interest Guarantees

The Company sells indexed annuities, which permit the holder to allocate their deposit between a fixed interest rate return and an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. The index-based interest guarantees do not qualify for hedge accounting. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded to interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for index-based interest guarantees is the present value of future cash flows attributable to the projected index growth that is in excess of cash flows attributable to fixed interest rates guarantees. The excess cash flows are discounted back to the date of the balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

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

Option premiums paid for the Company’s index option contracts were $1.7 million and $1.8 million for the first quarters of 2015 and 2014, respectively. The Company received $3.7 million and $4.2 million for options exercised for the first quarters of 2015 and 2014, respectively.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	March 31, 2015			December 31, 2014
Qualifying Fair Value Hedging Instruments	Notional Amount		Fair Value	Notional Amount		Fair Value

	(In millions)
Liabilities:
Other liabilities:
Interest rate swaps	$350.0		$9.7	$350.0		$4.7

Non-Qualifying Hedging Instruments

Assets:
Other invested assets:
S&P 500 Index options	435.2		13.0	418.2		13.6

Liabilities:
Other policyholder funds:
Index-based interest guarantees	---	(1)	79.0	---	(1)	77.0

(1)	The underlying factors for index-based interest guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the unaudited condensed consolidated balance sheets and the collateral pledged related to the derivative instruments:

Offsetting of Interest Rate Swaps	March 31, 2015	December 31, 2014

	(In millions)
Interest rate swaps, liabilities	$(9.7)	$(5.1)
Interest rate swaps, assets	---	0.4

Net interest rate swaps	(9.7)	(4.7)
Accrued interest payable	(2.0)	(2.2)
Collateral pledged	17.5	12.2

Net amount	$5.8	$5.3

The following table sets forth the amount of gains or losses recognized in the unaudited condensed consolidated statements of income from the changes in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended March 31,
Qualifying Fair Value Hedging Instruments	2015	2014

	(In millions)
Net capital losses:
Interest rate swaps	$(5.0)	$	---

Non-Qualifying Hedging Instruments

Net investment income:
S&P 500 Index options	1.4		2.0

Interest credited:
Index-based interest guarantees	(2.4)		(3.2)

Net losses	$(6.0)		$(1.2)

Fluctuations in the fair value of the interest rate swaps are driven by changes in the interest rate environment. Fluctuations in the fair value of the S&P 500 Index options are related to the volatility of the S&P 500 Index. Changes in fair value of the index-based interest guarantees are sensitive to a number of variables, but are most sensitive to the volatility of the S&P 500 Index and to changes in the interest rate environment.

The ineffective portion of derivatives accounted for using hedge accounting was a loss of $0.5 million for the first quarter of 2015.

Counterparty Credit Risk

Interest rate swaps

As the Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps, the Company is only exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral. The Company pledged $17.5 million and $12.2 million of cash and cash equivalents on its unaudited condensed consolidated balance sheets as collateral to the CCP at March 31, 2015 and December 31, 2014, respectively.

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

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	March 31, 2015
	Assets at Fair Value	Maximum Credit Risk

	(In millions)
Counterparty:
The Bank of New York Mellon	$2.8	$3.2
Goldman Sachs	2.3	2.9
Merrill Lynch International	7.9	12.6

Total	$13.0	$18.7

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

DAC, VOBA and other acquisition related intangible assets are generally originated through the issuance of new business or the purchase of existing business, either by purchasing blocks of insurance policies from other insurers or by the outright purchase of other companies. The Company’s other intangible assets consist of certain customer lists from Asset Management businesses acquired and an individual disability marketing agreement.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014

	(In millions)
Carrying value at beginning of period, net:
DAC	$336.9	$319.1
VOBA	17.8	20.1
Other intangible assets	26.3	32.1

Total balance at beginning of period, net	381.0	371.3

Deferred or acquired during period:
DAC	25.0	80.1

Total deferred or acquired during period	25.0	80.1

Amortized during period:
DAC	(17.7)	(62.3)
VOBA	(0.6)	(2.3)
Other intangible assets	(1.4)	(5.8)

Total amortized during period	(19.7)	(70.4)

Impairment during period:
Other intangible assets	(5.6)	---

Total impairment during period	(5.6)	---

Carrying value at end of period, net:
DAC	344.2	336.9
VOBA	17.2	17.8
Other intangible assets	19.3	26.3

Total carrying value at end of period, net	$380.7	$381.0

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 45% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $71.6 million and $71.0 million at March 31, 2015 and December 31, 2014, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$81.3	23.6%	$82.4	24.5%
VOBA	3.6	20.9	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended March 31,
	2015		2014

	(In millions)

Decrease to DAC and VOBA	$	---	$(0.1)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 3.8 years. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $55.4 million and $48.4 million at March 31, 2015 and December 31, 2014, respectively. In the first quarter of 2015, the Company recorded a $5.6 million impairment to other intangible assets. The impairment was related to the expected sale of the assets of the Company’s private client wealth management business. The Company did not record an impairment to other intangible assets in the first quarter of 2014.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2015 and for each of the next five years:

Amount

(In millions)

2015	$4.8
2016	4.9
2017	3.5
2018	3.5
2019	3.3
2020	3.3

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at March 31, 2015. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At March 31, 2015, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 5.00% 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

The Company has $252.9 million of 6.90%, junior subordinated debentures (“Subordinated Debt”), which matures on June 1, 2067 and is non-callable prior to June 1, 2017. In 2014, the Company repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt. See “Note 14—Subsequent Events” for more information.

At March 31, 2015, the Company had $158.0 million outstanding under funding agreements with the FHLB of Seattle, with fixed interest rates ranging from 0.38% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Seattle are recorded as other policyholder funds on the Company’s unaudited condensed consolidated balance sheets.

At March 31, 2015, the Company had $68.0 million of commitments to fund tax-advantaged investments, which included $66.6 million of commitments to fund tax-advantaged investments that qualify as affordable housing investments. These commitments are recorded as other liabilities in the Company’s unaudited condensed consolidated balance sheets, with a corresponding amount recorded as other invested assets.

The following table sets forth the commitments to fund tax-advantaged investments that qualify as affordable housing investments for the remainder of 2015 and the following consecutive years in which they are expected to be paid:

Amount

(In millions)

2015	$36.9
2016	17.4
2017	6.6
2018	0.4
2019	0.3
Thereafter	5.0

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2015, the Company had outstanding commitments to fund commercial mortgage loans totaling $224.4 million, with fixed interest rates ranging from 3.50% to 6.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items. The main objective of ASU No. 2015-01 is to eliminate from GAAP the concept of extraordinary items; however, the requirement to disclose unusual and infrequent items still exists. Under this guidance, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU affects the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.

ASU No. 2015-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2015. Early adoption is permitted if guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this ASU to have a material effect on its results of operations or disclosures.

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The main objective of ASU No. 2015-03 is to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented as a direct reduction in the carrying value of the debt liability. Amortization of debt issuance costs will be reported as interest expense.

ASU No. 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. As of March 31, 2015, the Company had $4.3 million in debt issuance costs, which were recorded to other assets on the unaudited condensed consolidated balance sheets. The Company does not expect this ASU to have a material effect on its financial position or results of operations.

12.	INCOME TAXES

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits, amortization of tax-advantaged investments that qualify as affordable housing investments and the inclusion of state and local income taxes, net of the federal tax benefit.

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended March 31,
	2015	2014

Combined federal and state effective income tax rates	27.0%	30.0%

The decrease in the effective income tax rate for the first quarter of 2015 compared to the same period of 2014 was primarily due to higher utilization of tax credits during the first quarter of 2015 due to purchases of tax-advantaged investments.

The following table sets forth the amounts recorded in income taxes related to tax credits, the benefits from tax losses and the amortization of the tax-advantaged investments that qualify as affordable housing investments:

	Three Months Ended March 31,
	2015	2014

	(In millions)
Tax credits	$(9.1)	$(7.0)
Benefits from tax losses	(1.9)	(1.5)
Amortization of tax-advantaged investments	7.9	5.6

Total amounts recorded in income taxes	$(3.1)	$(2.9)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)

	(In millions)

Balance, January 1, 2014	$173.2	$(38.5)	$134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(1)	50.3	(70.4)	(20.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(2)	(2.0)	1.7	(0.3)

Net other comprehensive income (loss), net of tax	48.3	(68.7)	(20.4)

Balance, December 31, 2014	221.5	(107.2)	114.3

Other comprehensive income (loss), net of tax before reclassification adjustment(3)	37.3	(0.1)	37.2
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(0.3)	2.1	1.8

Net other comprehensive income, net of tax	37.0	2.0	39.0

Balance, March 31, 2015	$258.5	$(105.2)	$153.3

(1)	Net of tax expense of $24.6 million for net unrealized gains on fixed maturity securities and net of tax benefit of $37.9 million for employee benefits.
(2)	Net of tax benefit of $1.1 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.9 million for employee benefits.
(3)	Net of tax expense of $20.1 million for net unrealized gains on fixed maturity securities and net of tax benefit of $0.3 million for employee benefits.
(4)	Net of tax benefit of $0.2 million for net unrealized gains on fixed maturity securities and net of tax expense of $1.1 million for employee benefits.

14.	SUBSEQUENT EVENTS

On April 21, 2015, the Company entered into an interest rate swap to fix the interest rate to 5.05% on $200 million of the $252.9 million Subordinated Debt outstanding from June 1, 2017 until June 1, 2042. Interest on the Company’s Subordinated Debt is payable at a fixed rate of 6.90% until June 1, 2017 and at a floating rate equal to three-month LIBOR plus 2.51% beginning June 1, 2017. The interest rate swap is designated as a cash flow hedge for accounting purposes with the changes in fair value of the interest rate swap recognized in other comprehensive income as long as the hedge remains effective.

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

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto in our 2014 Form 10-K. Those consolidated financial statements and certain disclosures made in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates.”

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

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended March 31,
	2015	2014

	(Dollars in millions — except per share data)

Net income	$56.5	$48.1
After-tax net capital losses	(5.4)	(0.7)

Net income excluding after-tax net capital losses	$61.9	$48.8

Net capital losses	$(8.6)	$(1.1)
Tax benefit on net capital losses	(3.2)	(0.4)

After-tax net capital losses	$(5.4)	$(0.7)

Net income per diluted common share:
Net income	$1.32	$1.08
After-tax net capital losses	(0.13)	(0.02)

Net income excluding after-tax net capital losses	$1.45	$1.10

Shareholders’ equity	$2,256.8	$2,218.7
Accumulated other comprehensive income	153.3	184.9

Shareholders’ equity excluding accumulated other comprehensive income	$2,103.5	$2,033.8

Diluted weighted-average common shares outstanding	42,673,025	44,381,944

Net income excluding after-tax net capital losses was $1.45 per diluted share for the first quarter of 2015, compared to $1.10 per diluted share for the first quarter of 2014. The increase was primarily due to more favorable claims experience and premium growth in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the first quarter of 2015.

Primary Drivers of First Quarter 2015 Results

Employee Benefits premiums increased 4.0% to $478.0 million for the first quarter of 2015 from $459.4 million for the first quarter of 2014. The increase was primarily due to higher Employee Benefits sales and favorable persistency for the first quarter of 2015 compared to the first quarter of 2014. Employee Benefits annualized new sales were $123.3 million for the first quarter of 2015, compared to $62.5 million for the first quarter of 2014. The increase in sales for the first quarter of 2015 reflected an increase in proposal activity. The Employee Benefits benefit ratio was 77.4% for the first quarter of 2015, compared to 80.8% for the first quarter of 2014. The decrease in the benefit ratio was primarily due to more favorable claims experience for the first quarter of 2015 compared to the first quarter of 2014.

Individual Disability premiums were $50.4 million for the first quarter of 2015, compared to $48.1 million for the first quarter of 2014. The Individual Disability benefit ratio was 44.2% for the first quarter of 2015, compared to 54.1% for the first quarter of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more on a quarterly basis and tends to be more stable when measured on an annual basis.

Asset Management reported income before income taxes of $19.4 million for the first quarter of 2015, compared to $16.4 million for the first quarter of 2014. The increase was primarily due to higher net investment income and higher administrative fees, partially offset by an increase in operating expenses, which was primarily to support business growth, consistent with growth in assets under administration.

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

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At March 31, 2015, our fixed maturity securities watch list totaled $6.1 million at fair value and $7.9 million at amortized cost after OTTI. We recorded no OTTI related to credit loss or noncredit loss due to impairments for the first quarters of 2015 and 2014. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Fixed maturity securities are classified as available-for-sale and are carried at fair value on the unaudited condensed consolidated balance sheets. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 6—Fair Value” for a detailed explanation of the valuation methods we use to calculate the fair value of our financial instruments. Valuation adjustments for fixed maturity securities not accounted for as OTTI are reported as net increases or decreases to other comprehensive income (loss), net of tax, on the unaudited condensed consolidated statements of comprehensive income.

Commercial Mortgage Loans

The carrying value of commercial mortgage loans represents the outstanding principal balance less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general loan loss allowance and a specific loan loss allowance. The general loan loss allowance is based on our analysis of factors including changes in the size and composition of the loan portfolio, debt coverage ratios, loan-to-value ratios, actual loan loss experience and individual loan analysis. An impaired commercial mortgage loan is a loan where we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired. We also hold specific allowances for losses on certain performing loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that we will collect all amounts due. In addition, for impaired commercial mortgage loans, we evaluate the loss to dispose of the underlying collateral, any significant out of pocket expenses the loan may incur, the loan-to-value ratio and other quantitative information we have concerning the loan. Negotiated reductions of principal are generally written off against the allowance, and recoveries, if any, are credited to the allowance. See “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

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

Total real estate was $33.8 million at March 31, 2015, compared to $37.0 million at December 31, 2014. The $3.2 million decrease in total real estate for the first quarter of 2015 was primarily due to the sale of Real Estate Owned and the impairments on Real Estate Owned.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

Our tax-advantaged investments are structured as limited partnerships. We have purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the benefits from tax losses.

We have adopted Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects as of January 1, 2015, which permits entities to account for qualified affordable housing projects under the proportional amortization method (“PAM”). The majority of our tax-advantaged investments qualify as affordable housing investments and are accounted for under PAM. Under PAM, the cost of the investment is amortized in each period in proportion to the tax credits and benefits from tax losses received in that period to total benefits to be received over the life of the investment and allows the amortization of the investment and the tax benefits to be recorded in income taxes on the unaudited condensed consolidated statements of income. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the related investment losses are recorded in net investment income. We believe this presentation is a more accurate matching of the costs and benefits for these investments.

Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting. Under the equity method of accounting, tax credits received from these investments are reported in the unaudited condensed consolidated statements of income as a reduction of income taxes. Our share of the operating losses of the limited partnerships decreases the carrying value of the investments and is reported as a component of net investment income.

If the net present value of expected future cash flows of a tax-advantaged investment is less than the current book value of the investment, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss in the period in which it was determined to be impaired. We recorded no OTTI related to tax-advantaged investments that qualify as affordable housing investments for the first quarters of 2015 and 2014. We recorded OTTI of $2.9 million related to tax-advantaged investments that did not qualify as affordable housing investments for the first quarter of 2015. No impairment was recorded for the first quarter of 2014.

Derivative Instruments

We use interest rate swaps to reduce the risks from changes in interest rates, to manage interest rate exposures arising from asset/liability mismatches, and to protect the value of investments held on the unaudited condensed consolidated balance sheets. Interest rate swaps are recognized as either other invested assets or other liabilities in our unaudited condensed consolidated balance sheets and are reported at fair value. The accounting for an interest rate swap depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. To qualify for hedge accounting, we document the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a fair value hedge or a cash flow hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities on our balance sheets, the method that will be used to prospectively and retrospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be recorded.

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

Changes in the fair value of an interest rate swap designated as a fair value hedge, including amounts measured as ineffective, and changes in the fair value of the hedged item, are recognized in the unaudited condensed consolidated statements of income as a component of net capital gains and losses. The gain or loss on the termination of a fair value hedge is recognized in the unaudited condensed consolidated statements of income as a component of net capital gains and losses during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in net investment income.

The gain or loss on the termination of an ineffective fair value hedge is reported in the unaudited condensed consolidated statements of income as a component of net capital gains or losses. Additionally, when a hedged item is disposed, we will terminate the related derivative instrument and recognize the gain or loss on termination in the unaudited condensed consolidated statements of income as a component of net capital gains or losses.

Index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”) do not qualify for hedge accounting. We sell indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. We estimate the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded in interest credited.

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

Cash settlement activity of derivative contracts is reported in the unaudited condensed consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

Policy Loans

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Common Stock

Standard is a member of the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). Standard owns common stock of FHLB of Seattle related to Standard’s membership and activity in the FHLB of Seattle. The FHLB of Seattle common stock is carried at par value and accounted for under the cost method. We periodically evaluate FHLB of Seattle common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. We recorded no impairment to the FHLB of Seattle common stock for the first quarters of 2015 and 2014, respectively. The Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks, by the Federal Housing Finance Agency (“FHFA”), and was ratified by the members of both banks in February 2015. We do not expect the merger to have a material effect on our business, financial position, results of operations, cash flows or existing funding agreements with the FHLB of Seattle.

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

The following table sets forth total reserve balances by reserve type:

	March 31, 2015	December 31, 2014

	(In millions)
Reserves:
Policy reserves	$1,089.8	$1,082.9
Claim reserves	4,752.2	4,749.4

Total reserves	$5,842.0	$5,832.3

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

The following table sets forth total reserve balances by calculation methodology:

	March 31, 2015	Percent of Total	December 31, 2014	Percent of Total

	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,185.6	88.8%	$5,182.5	88.8%
Reserves determined by internally-developed formulas	642.5	11.0	634.8	10.9
Reserves based on subjective judgment	13.9	0.2	15.0	0.3

Total reserves	$5,842.0	100.0%	$5,832.3	100.0%

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

The following table sets forth policy reserves by block of business:

	March 31, 2015	December 31, 2014

	(In millions)
Policy reserves:
Individual disability insurance	$269.7	$266.7
Individual and group immediate annuity businesses	227.9	219.9
Individual life insurance	592.2	596.3

Total policy reserves	$1,089.8	$1,082.9

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

Individual life insurance

Effective January 1, 2001, substantially all of our individual life insurance policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement. Effective February 1, 2015, Protective Life was acquired by The Dai-ichi Life Insurance Company, Limited (“Dai-ichi Life”) and is a wholly-owned subsidiary of Dai-ichi Life. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. We do not expect the acquisition to have a material effect on our business, financial position, results of operations or cash flows. The associated reserves remain on Standard’s unaudited condensed consolidated balance sheets and an equal amount is recorded as recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

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

The following table sets forth total claim reserves by block of business:

	March 31, 2015	December 31, 2014

	(In millions)
Claim reserves:
Group disability insurance	$3,198.6	$3,199.6
Individual disability insurance	822.5	822.1
Group life insurance	731.1	727.7

Total claim reserves	$4,752.2	$4,749.4

Group and individual disability insurance

Claim reserves for our disability insurance products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The discount rate used for newly incurred long term disability insurance claim reserves and life waiver reserves was 4.00% at March 31, 2015, December 31, 2014 and March 31, 2014.

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

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the first quarter of 2015 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claim reserves for the first quarter of 2015.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	March 31, 2015	December 31, 2014	Percent Change

	(Dollars in millions)

DAC	$344.2	$336.9	2.2%
VOBA	17.2	17.8	(3.4)
Other intangible assets	19.3	26.3	(26.6)

Total DAC, VOBA and other intangible assets	$380.7	$381.0	(0.1)

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

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 45% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year five.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability insurance business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability insurance and group life insurance business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life insurance products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability insurance claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $71.6 million and $71.0 million at March 31, 2015 and December 31, 2014, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$81.3	23.6%	$82.4	24.5%
VOBA	3.6	20.9	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

There was no impact of unlocking in prior periods on DAC and VOBA balances for either the first quarter of 2015 or the first quarter of 2014.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 3.8 years. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $55.4 million and $48.4 million at March 31, 2015 and December 31, 2014, respectively. In the first quarter of 2015, we recorded a $5.6 million impairment to other intangible assets. The impairment was related to the expected sale of the assets of our private client wealth management business. We did not record an impairment to other intangible assets in the first quarter of 2014.

Pension and Postretirement Benefit Plans

We have two non-contributory defined benefit pension plans: the employee pension plan and the agent pension plan. The employee pension plan is generally limited to eligible employees whose dates of employment began before 2003 and a participant is entitled to normal retirement benefits at age 65. The agent pension plan is for former field employees and agents. The defined benefit pension plans provide benefits based on years of service and final average pay. The employee pension plan is sponsored by StanCorp and the agent pension plan is sponsored by Standard. Both plans are administered by Standard Retirement Services and are closed for new participants. In addition, eligible executive officers are covered by a non-qualified supplemental retirement plan.

We also have a postretirement benefit plan that includes medical, prescription drug benefits and group term life insurance. Eligible retirees are required to contribute specified amounts for medical and prescription drug benefits that are determined periodically and are based on retirees’ length of service and age at retirement. The postretirement benefit plan is limited to eligible participants that retired prior to July 1, 2013.

We are required to recognize the funded status of our pension and postretirement benefit plans as an asset or liability on our balance sheet. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of the balance sheet date. Unrecognized actuarial gains or losses, prior service costs or credits, and transition assets are amortized, net of tax, out of accumulated other comprehensive income or loss as components of net periodic benefit cost.

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

The weighted-average discount rate is an interest assumption used to convert the benefit payment stream to present value. The discount rate is selected based on the yield of a portfolio of high quality corporate and municipal bonds with durations that are similar to the expected distributions from the employee benefit plan.

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

In the fourth quarter of 2014, we adopted an updated mortality table which was a significant driver of the increase in the projected benefit obligation at December 31, 2014 and related increase in operating expenses for the first quarter of 2015 compared to the first quarter of 2014.

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

Income tax expense may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net results of permanent differences between book and taxable income, tax credits, amortization of tax-advantaged investments that qualify as affordable housing investments and the inclusion of state and local income taxes, net of the federal tax benefit. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes.”

Management is required to determine whether tax return positions are more likely than not to be sustained upon audit by taxing authorities. Tax benefits of uncertain tax positions, as determined and measured by this interpretation, cannot be recognized in our financial statements.

We record interest paid on income tax liabilities as interest expense and income tax penalties incurred as an operating expense. Currently, the years 2011 through 2015 are open for audit by the IRS.

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

Net Investment Income

Net investment income is primarily affected by changes in levels of invested assets, portfolio yields, fluctuations in the change in fair value of our S&P 500 Index options related to our equity-indexed annuity product, commercial mortgage loan prepayment fee revenues, bond call premiums on fixed maturity securities, operating losses related to our tax-advantaged investments that do not qualify as affordable housing investments and state premium tax credits and the related investment losses for tax-advantaged investments with state premium tax credits.

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

Benefit Ratio

The benefit ratio for Employee Benefits is calculated as benefits to policyholders and interest credited as a percentage of premiums and is used to provide a measurement of claims normalized for growth in our in-force block. The benefit ratio for Employee Benefits can fluctuate widely from quarter to quarter. The benefit ratio for Individual Disability is calculated as benefits to policyholders as a percentage of premiums. Due to the relatively small size of the Individual Disability business, the benefit ratio for Individual Disability generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims” for more information.

Discount Rate

The discount rate for newly established claim reserves is reviewed quarterly and reflects our current and expected new investment yields. The discount rate is based on the average rate we received on newly invested assets attributable to the corresponding line of business during the previous 12 months, less a margin. We also consider our average investment yield and average discount rate on our entire block of claims when deciding whether to increase or decrease the discount rate. A 25 basis point increase or decrease in the discount rate currently results in a corresponding increase or decrease in the quarterly pre-tax income of approximately $2 million. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves.”

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

Income Taxes

Income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% to pre-tax income because of the net result of permanent differences between book and taxable income, tax credits, amortization of tax-advantaged investments that qualify as affordable housing investments and the inclusion of state and local income taxes, net of the federal tax benefit.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and key indicators:

	Three Months Ended March 31,
	2015	2014	Change

	(Dollars in millions —except per share data)
Revenues:
Premiums	$532.1	$510.1	4.3%
Administrative fees	32.7	31.6	3.5
Net investment income	153.3	153.9	(0.4)
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	---	---	---
All other net capital losses	(8.6)	(1.1)	681.8

Total net capital losses	(8.6)	(1.1)	681.8

Total revenues	709.5	694.5	2.2

Benefits and expenses:
Benefits to policyholders	398.7	401.1	(0.6)
Interest credited	41.1	43.5	(5.5)
Operating expenses	121.9	113.1	7.8
Commissions and bonuses	60.7	51.8	17.2
Premium taxes	9.1	9.1	---
Interest expense	7.8	8.4	(7.1)
Net increase in DAC, VOBA and other intangible assets	(7.2)	(1.2)	500.0

Total benefits and expenses	632.1	625.8	1.0

Income before income taxes	77.4	68.7	12.7
Income taxes	20.9	20.6	1.5

Net income	$56.5	$48.1	17.5

Net Income per common share:
Basic	$1.34	$1.10	$0.24
Diluted	1.32	1.08	0.24
Weighted-average common shares outstanding:
Basic	42,130,728	43,896,627	(1,765,899)
Diluted	42,673,025	44,381,944	(1,708,919)

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.4%	80.8%
Individual Disability	44.2	54.1
Total assets under administration	$27,354.4	$25,129.3	8.9%
Consolidated portfolio yields:
Fixed maturity securities	3.97%	4.18%
Commercial mortgage loans	5.53	5.80
Combined federal and state effective income tax rate	27.0	30.0

First Quarter of 2015 Compared to First Quarter of 2014

Net income for the first quarter of 2015 was $56.5 million, compared to $48.1 million for the first quarter of 2014. The increase in net income was primarily due to more favorable claims experience and premium growth in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the first quarter of 2015.

Revenues

The increase in revenues for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher premiums in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Premiums

The increase in premiums for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in Employee Benefits premiums as a result of higher Employee Benefits sales and favorable persistency. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the increase in administrative fees from Asset Management as a result of growth in assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The decrease in net investment income for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans, partially offset by an increase in retirement plan general account assets. See “Business Segments—Asset Management.”

Net Capital Losses

The increase in net capital losses for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to impairments recorded in the first quarter of 2015 related to the expected sale of the assets of our private client wealth management business and impairments for certain tax-advantaged investments. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the change in fair value of the index-based interest guarantees. The decrease was partially offset by growth in our retirement plan general account assets under administration and individual fixed-rate annuity assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to additional expenses related to business growth, and an expense increase of $2.5 million due to the adoption of a new mortality table for our retirement plans. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Commissions and Bonuses

The increase in commissions and bonuses for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in Employee Benefits premiums and sales. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in deferrals for individual annuities and Employee Benefits, which was a result of higher sales. See “Business Segments—Asset Management” and “Business Segments—Insurance Services.”

Income Taxes

The decrease in the effective income tax rate for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher utilization of tax credits for the first quarter of 2015, partially offset by higher taxable income relative to permanent book-to-tax differences. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended March 31,
	2015	2014

Employee Benefits	76.0%	76.1%
Individual Disability	8.9	8.9

Total Insurance Services	84.9	85.0
Asset Management	15.1	15.0

Total	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Three Months Ended March 31, 2015
	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change From 2014

	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$214.3	$	---	$214.3	7.0%
Group long term disability	195.1		---	195.1	3.1
Group short term disability	60.1		---	60.1	10.7
Group other	21.1		---	21.1	9.9
Experience rated refunds	(12.6)		---	(12.6)	260.0

Total Employee Benefits	478.0		---	478.0	4.0
Individual Disability	---		50.4	50.4	4.8

Total Premiums	478.0		50.4	528.4	4.1
Administrative fees	4.0		---	4.0	(4.8)
Net investment income	63.9		13.7	77.6	(1.3)

Total revenues	545.9		64.1	610.0	3.3

Benefits and expenses:
Benefits to policyholders	369.5		22.3	391.8	(1.2)
Interest credited	0.7		---	0.7	---
Operating expenses	83.0		7.6	90.6	7.6
Commissions and bonuses	37.6		12.9	50.5	13.7
Premium taxes	8.1		1.0	9.1	---
Net increase in DAC, VOBA and other intangible assets	(5.2)		(2.4)	(7.6)	76.7

Total benefits and expenses	493.7		41.4	535.1	0.9

Income before income taxes	$52.2		$22.7	$74.9	25.3

	Three Months Ended March 31, 2014
	Employee Benefits	Individual Disability	Total Insurance Services

	(In millions)
Revenues:
Premiums:
Group life and AD&D	$200.2	$ ---	$200.2
Group long term disability	189.2	---	189.2
Group short term disability	54.3	---	54.3
Group other	19.2	---	19.2
Experience rated refunds	(3.5)	---	(3.5)

Total Employee Benefits	459.4	---	459.4
Individual Disability	---	48.1	48.1

Total Premiums	459.4	48.1	507.5
Administrative fees	4.2	---	4.2
Net investment income	65.2	13.4	78.6

Total revenues	528.8	61.5	590.3

Benefits and expenses:
Benefits to policyholders	370.4	26.0	396.4
Interest credited	0.7	---	0.7
Operating expenses	77.4	6.8	84.2
Commissions and bonuses	33.3	11.1	44.4
Premium taxes	8.1	1.0	9.1
Net increase in DAC, VOBA and other intangible assets	(2.5)	(1.8)	(4.3)

Total benefits and expenses	487.4	43.1	530.5

Income before income taxes	$41.4	$18.4	$59.8

	Three Months Ended March 31,
	2015	2014	Percent Change

	(Dollars in millions)
Key indicators:
Annualized new sales:
Employee Benefits	$123.3	$62.5	97.3%
Individual Disability	5.7	4.5	26.7

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.4%	80.8%
Individual Disability	44.2	54.1

Operating expense ratio (% of premiums):
Employee Benefits	17.4	16.8
Individual Disability	15.1	14.1

Discount rate	4.00	4.00

First Quarter of 2015 Compared to First Quarter of 2014

Income before income taxes for Insurance Services was $74.9 million for the first quarter of 2015, compared to $59.8 million for the first quarter of 2014. The increase in income before income taxes was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses.

Premiums

The increase in premiums for Employee Benefits for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher Employee Benefits sales and favorable persistency for the first quarter of 2015 compared to first quarter of 2014. The increase in sales for the first quarter of 2015 reflected an increase in proposal activity and was in-line with our five-year average for the first quarter sales. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to new policy sales for 2014 and the first quarter of 2015.

Net Investment Income

The decrease in net investment income for Insurance Services for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in portfolio yields for both fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to more favorable claims experience in the group life and group disability businesses of Employee Benefits. Benefits to policyholders related to incurred claims for the first quarter of 2015 decreased for both group life and group long term disability compared to the first quarter of 2014. Long term disability insurance claims incidence for the first quarter of 2015 decreased by 6.3%, compared to the first quarter of 2014.

The discount rate used for newly established long term disability insurance claim reserves and life waiver reserves was 4.00% for both the first quarters of 2015 and 2014. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

The benefit ratio for Employee Benefits was 77.4% for the first quarter of 2015, compared to 80.8% for the first quarter of 2014 due to more favorable claims experience for the first quarter of 2015 compared to the first quarter of 2014. The favorable claims experience for the first quarter of 2015 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established.

The benefit ratio for Individual Disability decreased to 44.2% for the first quarter of 2015, compared to 54.1% for first quarter of 2015. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in compensation related costs.

Commissions and bonuses

The increase in commissions and bonuses for Insurance Services for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher sales for both Employee Benefits and Individual Disability.

Net Change in DAC, VOBA and Other Intangible Assets

The increase in DAC, VOBA and other intangible assets for Insurance Services for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in deferrals for Employee Benefits which was a result of higher sales.

Asset Management

The following tables set forth our Asset Management results of operations and key indicators:

	Three Months Ended March 31,
	2015	2014	Percent Change

	(Dollars in millions)
Revenues:
Premiums:
Retirement plans	$0.5	$1.1	(54.5)%
Individual annuities	3.2	1.5	113.3

Total premiums	3.7	2.6	42.3

Administrative fees:
Retirement plans	24.8	24.0	3.3
Other financial services businesses	8.9	8.2	8.5

Total administrative fees	33.7	32.2	4.7

Net investment income:
Retirement plans	29.7	27.0	10.0
Individual annuities	36.6	40.3	(9.2)
Other financial services businesses	4.9	2.2	122.7

Total net investment income	71.2	69.5	2.4

Total revenues	108.6	104.3	4.1

Benefits and expenses:
Benefits to policyholders	6.9	4.7	46.8
Interest credited	40.4	42.8	(5.6)
Operating expenses	31.3	29.9	4.7
Commissions and bonuses	10.2	7.4	37.8
Net decrease in DAC, VOBA and other intangible assets	0.4	3.1	(87.1)

Total benefits and expenses	89.2	87.9	1.5

Income before income taxes	$19.4	$16.4	18.3

	Three Months Ended March 31,
	2015	2014	Percent Change

	(Dollars in millions)
Key indicators:
Interest credited (% of net investment income):
Retirement plans	56.6%	58.5%
Individual annuities	62.8	67.0
Retirement plans annualized operating expenses (% of average assets under administration)	0.45%	0.48%
Commercial mortgage loans originated	$335.0	$245.1	36.7%
Individual annuity sales	119.8	55.8	114.7
Assets under administration:
Retirement plans general account	2,819.2	2,541.5	10.9%
Retirement plans separate account	7,458.5	6,528.3	14.2

Total retirement plans insurance products	10,277.7	9,069.8	13.3
Retirement plans trust products	9,555.1	8,720.8	9.6
Individual annuities	3,338.3	3,310.9	0.8
Commercial mortgage loans for other investors	3,324.9	3,114.0	6.8
Private client wealth management	858.4	913.8	(6.1)

Total assets under administration	$27,354.4	$25,129.3	8.9

First Quarter of 2015 Compared to First Quarter of 2014

Income before income taxes for Asset Management was $19.4 million for the first quarter of 2015, compared to $16.4 million for the first quarter of 2014. The increase was primarily due to a higher net investment income and higher administrative fees and lower interest credited. This was partially offset by an increase in operating expenses, which was primarily to support business growth, consistent with growth in assets under administration.

Administrative Fees

The increase in administrative fees for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in assets under administration. Assets under administration increased 8.9% to $27.35 billion at March 31, 2015, compared to $25.13 billion at March 31, 2014 primarily reflecting higher equity values and positive cash flows for retirement plan assets under administration.

Net Investment Income

The increase in net investment income for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in retirement plan general account assets under administration of 10.9% for the first quarter of 2015 compared to the first quarter of 2014.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in premiums for single-premium life-contingent annuity products. See “Basis of Presentation—Premiums.”

Interest Credited

The decrease in interest credited for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $2.4 million for the first quarter of 2015, compared to an increase of $3.2 million for the first quarter of 2014. The decrease was partially offset by growth in our retirement plan general account assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily to support business growth, consistent with growth in assets under administration.

Commissions and Bonuses

The increase in commissions and bonuses for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher individual annuity sales.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for Asset Management for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products. This was partially offset by an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales for the first quarter of 2015. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

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

The following table sets forth results and key indicators for the Other category:

	Three Months Ended March 31,
	2015	2014	Dollar Change

	(In millions)
Revenues:
Administrative fees	$(5.0)	$(4.8)	$(0.2)
Net investment income	4.5	5.8	(1.3)
Net capital losses:
OTTI on fixed maturity securities	---	---	---
All other net capital losses	(8.6)	(1.1)	(7.5)

Total net capital losses	(8.6)	(1.1)	(7.5)

Total revenues	(9.1)	(0.1)	(9.0)

Benefits and expenses:
Operating expenses	---	(1.0)	1.0
Interest expense	7.8	8.4	(0.6)

Total benefits and expenses	7.8	7.4	0.4

Loss before income taxes	$(16.9)	$(7.5)	$(9.4)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$0.5	$1.4	$(0.9)
Commercial mortgage loans	0.4	(1.3)	1.7
Real estate	(0.5)	(0.2)	(0.3)
Other	(9.0)	(1.0)	(8.0)

Total net capital losses	$(8.6)	$(1.1)	$(7.5)

Provision change gain (loss) to our commercial mortgage loan loss allowance	$0.3	$(1.7)	$2.0

First Quarter of 2015 Compared to First Quarter of 2014

The Other category reported a loss before income taxes of $16.9 million for the first quarter of 2015, compared to a loss before income taxes of $7.5 million for the first quarter of 2014. Net capital losses were $8.6 million for the first quarter of 2015, compared to $1.1 million for the first quarter of 2014. The loss before income taxes excluding net capital losses was $8.3 million for the first quarter of 2015, compared to $6.4 million for the first quarter of 2014. The increase in the loss before income taxes excluding net capital losses was primarily due to a decrease in net investment income.

Net Investment Income

The decrease in net investment income for the Other category for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in the amount of invested assets allocated to the Other category.

Net Capital Losses

The increase in net capital losses for the Other category for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to impairments recorded in the first quarter of 2015 related to the expected sale of the assets of our private client wealth management business and impairments of certain tax-advantaged investments. Partially offsetting the increase in net capital losses was a decrease in the provision to our commercial mortgage loan loss allowance for the first quarter of 2015 compared to the first quarter of 2014.

Interest Expense

The decrease in interest expense for the Other category for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the $47.1 million repurchase of junior subordinated debentures (“Subordinated Debt”) in the first quarter of 2014. See “Liquidity and Capital Resources—Financing Cash Flows.”

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

Interest rate risk management, along with asset-liability analysis informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specific intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at March 31, 2015.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.7%, or $288.7 million, of our fixed maturity securities portfolio at March 31, 2015. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 96% of the commercial mortgage loan portfolio contains this type of prepayment provision. In addition, approximately 2% of the commercial mortgage loan portfolio contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $81.5 million for the first quarter of 2015, compared to $13.8 million for the first quarter of 2014. The increase in operating cash flows for the first quarter of 2015 compared to the same period in 2014 was primarily due to fluctuations in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows provided by operating activities are affected by the timing of premiums, administrative fees and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $107.1 million and $189.3 million for the first quarters of 2015 and 2014, respectively. The decrease in net cash used in investing activities for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher proceeds from the sale or repayment of fixed maturity securities, net of fixed maturity security acquisitions, partially offset by higher commercial mortgage loan acquisitions for the first quarter of 2015 compared to the first quarter of 2014.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At March 31, 2015, total cash and investments consisted of 56.6% fixed maturity securities, 38.6% commercial mortgage loans, 2.3% cash and cash equivalents and 2.5% real estate and other invested assets.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$443.4	$22.9	$(1.0)	$465.3
Capital goods	954.6	48.6	(1.1)	1,002.1
Communications	325.7	19.4	(1.0)	344.1
Consumer cyclical	576.1	28.8	(1.6)	603.3
Consumer non-cyclical	965.8	74.8	(1.0)	1,039.6
Energy	616.7	28.7	(8.4)	637.0
Finance	1,883.8	91.7	(1.8)	1,973.7
Utilities	958.8	84.6	(3.1)	1,040.3
Transportation and other	267.4	16.7	(0.3)	283.8

Total corporate bonds	6,992.3	416.2	(19.3)	7,389.2
U.S. government and agency bonds	249.8	39.6	---	289.4
U.S. state and political subdivision bonds	131.1	11.2	(0.2)	142.1
Foreign government bonds	58.3	6.7	---	65.0

Total fixed maturity securities	$7,431.5	$473.7	$(19.5)	$7,885.7

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$451.1	$19.6	$(2.2)	$468.5
Capital goods	952.7	40.7	(4.3)	989.1
Communications	321.6	18.0	(2.0)	337.6
Consumer cyclical	566.7	25.3	(2.9)	589.1
Consumer non-cyclical	982.8	69.4	(2.5)	1,049.7
Energy	606.6	24.6	(13.1)	618.1
Finance	1,870.8	78.8	(5.0)	1,944.6
Utilities	911.4	76.1	(6.2)	981.3
Transportation and other	280.1	15.4	(0.9)	294.6

Total corporate bonds	6,943.8	367.9	(39.1)	7,272.6
U.S. government and agency bonds	262.0	38.3	(0.2)	300.1
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	March 31, 2015	December 31, 2014	Change

	(Dollars in millions)

Fixed maturity securities	$7,885.7	$7,773.7	1.4%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.6%	5.5%
Managed by a third party	$380.4	$375.8	1.2%

Fixed maturity securities on our watch list:
Fair value	$6.1	$12.7	$(6.6)
Amortized cost after OTTI	7.9	15.2	(7.3)

Gross unrealized capital gains in our fixed maturity securities portfolio	473.7	423.1	50.6
Gross unrealized capital losses in our fixed maturity securities portfolio	(19.5)	(39.4)	19.9

We recorded no OTTI for the first quarters of 2015 and 2014. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at March 31, 2015.

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

The following table sets forth commercial mortgage loan servicing data:

	March 31, 2015	December 31, 2014	Percent Change

	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,366.8	$5,321.1	0.9%
For other institutional investors	3,324.9	3,304.1	0.6

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$9.7	$9.5	2.1%

The estimated average loan-to-value ratio for the overall portfolio was less than 70% at March 31, 2015. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at March 31, 2015. We have the contractual ability to pursue personal recourse on approximately 73% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at March 31, 2015 was approximately 8%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At March 31, 2015, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At March 31, 2015, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At March 31, 2015, we had outstanding commitments to fund commercial mortgage loans totaling $224.4 million, with fixed interest rates ranging from 3.50% to 6.25%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	March 31, 2015	December 31, 2014	Percent Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$4.6	$8.6	(46.5)%
Delinquency rate	0.08%	0.16%
In process of foreclosure	$0.8	$0.5	60.0

Restructured commercial mortgage loans	110.9	108.8	1.9

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The increase in restructured commercial mortgage loans of $2.1 million during the first quarter of 2015 was associated with an increase in the number of loans restructured.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended March 31,
	2015		2014	Change

	(Dollars in millions)

Number of loans foreclosed		---	2	(2)
Book value of loans foreclosed	$	---	$2.9	$(2.9)
Number of properties foreclosed and transferred to Real Estate Owned		---	2	(2)
Real estate acquired	$	---	$2.6	$(2.6)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. There were no commercial mortgage loans foreclosed in the first quarter of 2015. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended March 31,
	2015	2014	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$40.0	$43.6	$(3.6)
Provision change (gain) loss	(0.3)	1.7	(2.0)
Charge-offs, net	(0.8)	(1.8)	1.0

Ending balance	$38.9	$43.5	$(4.6)

Specific loan loss allowance	$23.7	$26.4	$(2.7)
General loan loss allowance	15.2	17.1	(1.9)

Total commercial mortgage loan loss allowance	$38.9	$43.5	$(4.6)

The decrease in the commercial mortgage loan loss allowance at March 31, 2015 compared to March 31, 2014 was primarily due to a decrease in the specific loan loss allowance at March 31, 2015 compared to March 31, 2014. The decrease in the charge-offs for the first quarter of 2015 compared to first quarter of 2014 were primarily related to lower losses related to charges associated with commercial mortgage loans leaving the portfolio during the first quarter of 2015.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	March 31, 2015	December 31, 2014	Dollar Change

	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$73.1	$74.2	$(1.1)
Impaired commercial mortgage loans without specific allowances for losses	25.2	31.7	(6.5)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(23.7)	(23.8)	0.1

Net carrying value of impaired commercial mortgage loans	$74.6	$82.1	$(7.5)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at March 31, 2015 compared to December 31, 2014 was primarily due to a decrease in impaired commercial mortgage loans with a specific allowance for losses.

See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7—Investments—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $95.1 million and $49.2 million for the first quarters of 2015 and 2014, respectively. The increase in funds provided by financing cash flows for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a $47.1 million decrease in cash used to repurchase debt, $34.6 million decrease in share repurchases, partially offset by a $31.8 million decrease in policyholder fund deposits, net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

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

Under the Facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.50 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At March 31, 2015, we had a total debt to total capitalization ratio of 20.2% and consolidated net worth of $1.99 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At March 31, 2015, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00% 10-year senior notes (“Senior Notes”), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $252.9 million of Subordinated Debt, which matures on June 1, 2067, and is non-callable prior to June 1, 2017. In the first quarter of 2014, we repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elect to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We are not currently deferring interest on the Subordinated Debt. See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events” for more information.

In 2013, Standard became a member of the FHLB of Seattle. Standard issues collateralized funding agreements to the FHLB of Seattle and invests the cash received from advances to support various spread-based businesses and enhance our asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At March 31, 2015, Standard had $158.0 million outstanding under funding agreements with the FHLB of Seattle compared to $139.0 million at December 31, 2014. At March 31, 2015, Standard pledged $198.7 million of commercial mortgage loans as collateral to the FHLB of Seattle for our outstanding advances compared to $174.4 million at December 31, 2014. The FHLB of Des Moines and the FHLB of Seattle have announced that they have entered into a definitive agreement to merge the two banks. The merger agreement has been unanimously approved by the boards of directors of both banks, by the FHFA and was ratified in February 2015. We do not expect the merger to have a material effect on our business, financial position, results of operations, cash flows or existing funding agreements with the FHLB of Seattle.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our statutory insurance subsidiaries is generally to maintain statutory capital and surplus at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The statutory insurance subsidiaries capital and surplus as a percentage of the Company Action Level RBC was approximately 445% at March 31, 2015. At March 31, 2015, capital and surplus, adjusted to exclude asset valuation reserves, for our regulated statutory insurance subsidiaries totaled $1.34 billion.

Capital and surplus growth from our statutory insurance subsidiaries is generally a result of generated income, less a charge for business growth, measured by insurance premium growth, which includes individual annuity sales. The level of capital and surplus in excess of targeted RBC we generate generally varies inversely in relation to the level of our premium growth. As premium growth increases, capital and surplus is used to fund additional reserve requirements, meet increased regulatory capital requirements based on premium and cover certain acquisition costs associated with policy issuance, leaving less available capital beyond our target level. Higher levels of premium growth can result in increased utilization of capital and surplus beyond that which is generated by the business, and at very high levels of premium growth, we could generate the need for capital infusions. At lower levels of premium growth, additional capital and surplus produced by the business exceeds the capital and surplus utilized to meet these requirements, which can result in additional capital and surplus above our targeted RBC level. In assessing our capital and surplus position, we also consider cash and capital at the holding company and non-insurance subsidiaries.

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

In September 2014, Standard made an extraordinary distribution totaling $240.0 million to StanCorp that was used to capitalize StanCap Insurance Company. Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. As a result of the extraordinary distribution in September 2014, future dividends will require approval from the Oregon Insurance Division through September 2015 and will be considered extraordinary.

Dividends paid from Standard to StanCorp will be based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid an extraordinary cash distribution to StanCorp of $50.0 million for the first quarter of 2015. Standard paid an ordinary cash dividend to StanCorp of $40.0 million for the first quarter of 2014.

Dividends to Shareholders

The declaration and payment of dividends to shareholders is subject to the discretion of our Board of Directors. We anticipate that an annual dividend to shareholders will be paid in December of each year depending on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on dividends from the insurance subsidiaries, the ability of the insurance subsidiaries to maintain adequate capital and other factors deemed relevant by our Board of Directors. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In December 2014, StanCorp paid an annual cash dividend of $1.30 per common share, totaling $54.7 million.

Share Repurchases

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon the completion of a prior repurchase authorization during the second quarter of 2014. As of March 31, 2015, there were 2.0 million shares remaining under the February 2014 Authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchases activity:

	Three Months Ended March 31,
	2015		2014

	(Dollars in millions —except per share data)
Share repurchases:
Shares repurchased		---	553,200
Cost of share repurchases	$	---	$34.6
Weighted-average price per common share		---	62.63

Shares remaining under repurchase authorizations		1,972,337	3,802,312

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

The following table sets forth Standard’s financial strength ratings as of April 2015:

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

The following table sets forth our debt ratings and issuer credit ratings as of April 2015:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.6 million and $0.2 million for the first three months of 2015 and 2014, respectively. At March 31, 2015, we maintained a reserve of $0.4 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended March 31,
	2015	2014	Dollar Change

	(In millions)

Statutory Results	$70.3	$50.6	$19.7
Adjusted GAAP Results	86.0	69.8	16.2

Difference	$(15.7)	$(19.2)	$3.5

The increase in Statutory Results for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the first quarter of 2015 compared to the first quarter of 2014 were primarily due to net income or loss from the holding company and noninsurance subsidiaries, partially offset by differences in the prescribed accounting treatments between GAAP and Statutory accounting practices for reserves.

The following table sets forth statutory capital and the associated asset valuation reserve:

	March 31, 2015	December 31, 2014	Percent Change

	(Dollars in millions)

Statutory capital and surplus adjusted to exclude asset valuation reserve	$1,339.2	$1,334.6	0.3%
Asset valuation reserve	105.5	106.2	(0.7)

Accounting Pronouncements

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Accounting Pronouncements.”

Forward-looking Statements

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Form 10-Q and in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, that are other than purely historical information. These statements, including estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

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

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Our investment portfolio is subject to risks of market value fluctuations, defaults, delinquencies and liquidity—Our general account investments primarily consist of fixed maturity securities, commercial mortgage loans and tax-advantaged investments. The fair values of our investments vary with changing economic and market conditions and interest rates. In addition, we are subject to default risk on our fixed maturity securities portfolio and its corresponding impact on credit spreads. Our commercial mortgage loan portfolio is subject to delinquency, default and borrower concentration risks. Related declines in market activity due to overall declining values of fixed maturity securities may result in our fixed maturity securities portfolio becoming less liquid. In addition, our commercial mortgage loans are relatively illiquid and the demand for our real estate acquired in satisfaction of debt through foreclosure or acceptance of deeds in lieu of foreclosure on commercial mortgage loans (“Real Estate Owned”) may remain low due to macroeconomic conditions. We may have difficulty selling our fixed maturity securities, commercial mortgage loans and Real Estate Owned at attractive prices, in a timely manner, or both if we require significant amounts of cash on short notice. Substantially all of our tax-advantaged investments and related tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Declines in the value of our invested assets could also affect our ability to pledge collateral as required.

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

•

Our deferred tax assets include net operating losses (“NOLs”), which depend on future taxable income to be realized and may be limited or impaired by future ownership changes—Our deferred tax assets include federal, state and local NOLs. Certain of our subsidiaries as a group have generated losses in recent years. NOLs can be available to reduce income taxes that might otherwise be incurred on future taxable income. There can be no assurance that we will generate the future taxable income necessary to utilize our NOLs. Furthermore, the availability of these losses to be utilized in the future can become limited if certain changes in company structure or income levels occur. In such a circumstance, we may be unable to utilize the losses even if the Company generates future taxable income.

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

•

Catastrophe losses from terrorism or other factors could have an adverse effect on us—An occurrence of a significant catastrophic event, including terrorism, natural or other disasters, or a change in the nature and availability of or continuation of existing reinsurance and catastrophe reinsurance, could have a material adverse effect on our business, financial position, results of operations, cash flows or capital levels. In February 2015, we were notified of the termination of the catastrophe reinsurance pool effective June 2015. We continue to explore our options in the market for catastrophe reinsurance coverage.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We had no outstanding balance on the Facility at March 31, 2015. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1-31, 2015	---	$	---	---	1,972,337
February 1-28, 2015	---		---	---	1,972,337
March 1-31, 2015	---		---	---	1,972,337

Total first quarter	---	$	---	---	1,972,337

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon completion of a prior repurchase authorization during the second quarter of 2014. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Exchange Act. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchase activity:

	Three Months Ended March 31,
	2015		2014

	(Dollars in millions —except per share data)
Share repurchases:
Shares repurchased		---	553,200
Cost of share repurchases	$	---	$34.6
Weighted-average price per common share		---	62.63
Shares remaining under repurchase authorizations		1,972,337	3,802,312

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

On February 23, 2015, the Organization & Compensation Committee of the Board of Directors approved a revised form of long-term incentive award agreement for senior executives to be effective for the performance years 2015-2017. A copy of the form of agreement was filed as Exhibit 10.19 in Form 10-K filed on February 26, 2015 and is incorporated herein by this reference.

On May 6, 2015, StanCorp Financial Group, Inc. announced a strategic reorganization and effective May 31, 2015, the executive leadership position held by James B. Harbolt, Vice President Asset Management, will be eliminated. Other members of the executive leadership team will assume responsibility of businesses in the Asset Management segment. The terms of the separation and release agreement are under consideration.

ITEM 6:	EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015	By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed on August 6, 2014 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-Q filed on November 5, 2014 and incorporated herein by this reference

10.1*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2015-2017 Performance Period)	Filed as Exhibit 10.19 to Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan or arrangement