Form 10-Q
period 2015-06-30
STANCORP FINANCIAL GROUP INC
filed 2015-08-05
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 24, 2015, there were 42,299,737 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014	1

	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014	2

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and the year ended December 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	77

ITEM 4.	CONTROLS AND PROCEDURES	78

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	79

ITEM 1A.	RISK FACTORS	79

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	83

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	83

ITEM 4.	MINE SAFETY DISCLOSURES	83

ITEM 5.	OTHER INFORMATION	83

ITEM 6.	EXHIBITS	84

SIGNATURES		85

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums	$542.6	$519.2	$1,074.7	$1,029.3
Administrative fees	33.1	32.6	65.8	64.2
Net investment income	159.3	154.8	312.6	308.7
Net capital (losses) gains:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(1.6)	(0.1)	(1.6)	(0.1)
All other net capital gains (losses)	1.1	0.6	(7.5)	(0.5)

Total net capital (losses) gains	(0.5)	0.5	(9.1)	(0.6)

Total revenues	734.5	707.1	1,444.0	1,401.6

Benefits and expenses:
Benefits to policyholders	404.7	426.2	803.4	827.3
Interest credited	40.9	40.6	82.0	84.1
Operating expenses	128.2	115.3	250.1	228.4
Commissions and bonuses	53.4	49.7	114.1	101.5
Premium taxes	9.6	8.1	18.7	17.2
Interest expense	7.7	7.9	15.5	16.3
Net decrease (increase) in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	0.6	2.0	(6.6)	0.8

Total benefits and expenses	645.1	649.8	1,277.2	1,275.6

Income before income taxes	89.4	57.3	166.8	126.0
Income taxes	25.1	16.5	46.0	37.1

Net income	$64.3	$40.8	$120.8	$88.9

Net income per common share:
Basic	$1.52	$0.94	$2.86	$2.04
Diluted	1.50	0.93	2.82	2.02
Weighted-average common shares outstanding:
Basic	42,248,656	43,311,156	42,190,017	43,602,275
Diluted	42,816,712	43,710,063	42,763,036	44,027,747

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$64.3	$40.8	$120.8	$88.9
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on fixed maturity securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(105.9)	41.1	(68.6)	92.3
Reclassification adjustment for net capital gains included in net income(2)	(0.5)	(0.6)	(0.8)	(1.5)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	---	---	(0.1)	(0.4)
Reclassification adjustment for amortization to net periodic pension cost, net(4)	2.3	0.5	4.4	0.8
Unrealized gains on derivative instruments:
Net unrealized gains on cash flow hedges(5)	16.5	---	16.5	---

Total other comprehensive (loss) income, net of tax	(87.6)	41.0	(48.6)	91.2

Comprehensive (loss) income	$(23.3)	$81.8	$72.2	$180.1

(1)

Net of tax benefit of $53.6 million and tax expense of $22.1 million for the second quarters of 2015 and 2014, respectively, and tax benefit of $33.5 million and tax expense of $47.2 million for the first six months of 2015 and 2014, respectively.

(2)	Net of tax benefits of $0.3 million for both the second quarters of 2015 and 2014 and tax benefits of $0.5 million and $0.8 million for the first six months of 2015 and 2014, respectively.
(3)	Net of tax benefit of $0.3 million for the first six months of 2014.
(4)

Net of tax expense of $1.2 million and $0.3 million for the second quarters of 2015 and 2014, respectively, and tax expense of $2.3 million and $0.5 million for the first six months of 2015 and 2014, respectively.

(5)	Net of tax expense of $8.9 million for both the second quarter and the first six months of 2015.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2015	December 31, 2014

A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,652.8 and $7,390.0)	$7,936.9	$7,773.7
Commercial mortgage loans, net	5,514.7	5,321.1
Real estate, net	28.5	37.0
Other invested assets	345.6	301.6

Total investments	13,825.7	13,433.4
Cash and cash equivalents	281.2	251.1
Premiums and other receivables	128.7	118.4
Accrued investment income	109.3	108.0
Amounts recoverable from reinsurers	999.4	994.2
DAC, VOBA and other intangible assets, net	382.0	381.0
Goodwill	36.0	36.0
Property and equipment, net	80.9	79.3
Other assets	91.9	129.4
Separate account assets	7,431.4	7,179.8

Total assets	$23,366.5	$22,710.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,827.0	$5,832.3
Other policyholder funds	6,868.7	6,537.8
Deferred tax liabilities, net	37.5	60.0
Short-term debt	1.0	1.1
Long-term debt	503.9	503.9
Other liabilities	458.7	440.1
Separate account liabilities	7,431.4	7,179.8

Total liabilities	21,128.2	20,555.0

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,289,837 and 42,077,825 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	15.8	5.3
Accumulated other comprehensive income	65.7	114.3
Retained earnings	2,156.8	2,036.0

Total shareholders’ equity	2,238.3	2,155.6

Total liabilities and shareholders’ equity	$23,366.5	$22,710.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, January 1, 2014	44,126,389	$68.0	$134.7	$1,950.1	$2,152.8
Cumulative effect adjustment—ASU 2014-01	---	---	---	(7.2)	(7.2)

Adjusted balance, January 1, 2014	44,126,389	68.0	134.7	1,942.9	2,145.6

Net income	---	---	---	210.3	210.3
Other comprehensive loss, net of tax	---	---	(20.4)	---	(20.4)
Common stock:
Repurchased	(2,383,175)	(84.5)	---	(62.5)	(147.0)
Issued under share-based compensation plans, net	334,611	21.8	---	---	21.8
Dividends declared on common stock ($1.30 per share)	---	---	---	(54.7)	(54.7)

Balance, December 31, 2014	42,077,825	5.3	114.3	2,036.0	2,155.6

Net income	---	---	---	120.8	120.8
Other comprehensive loss, net of tax	---	---	(48.6)	---	(48.6)
Common stock:
Issued under share-based compensation plans, net	212,012	10.5	---	---	10.5

Balance, June 30, 2015	42,289,837	$15.8	$65.7	$2,156.8	$2,238.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2015	2014
Operating:
Net income	$120.8	$88.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	9.1	0.6
Depreciation and amortization	78.3	72.2
DAC, VOBA and other intangible assets, net	(43.5)	(36.7)
Deferred income taxes	3.2	7.3
Changes in other assets and liabilities:
Receivables and accrued income	(16.8)	(0.9)
Future policy benefits and claims	(5.5)	6.5
Other, net	60.6	35.2

Net cash provided by operating activities	206.2	173.1

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	586.3	432.3
Proceeds from sale or repayment of commercial mortgage loans	667.9	563.8
Proceeds from sale of real estate	2.7	11.5
Proceeds from sale of other invested assets	8.6	10.1
Acquisition of fixed maturity securities—available-for-sale	(855.6)	(659.2)
Acquisition or origination of commercial mortgage loans	(861.9)	(617.2)
Acquisition of real estate	(0.6)	(0.3)
Acquisition of other invested assets	(51.7)	(78.1)
Acquisition of property and equipment, net	(9.5)	(6.9)

Net cash used in investing activities	(513.8)	(344.0)

Financing:
Policyholder fund deposits	1,420.7	1,619.8
Policyholder fund withdrawals	(1,089.8)	(1,466.8)
Repayment of debt	---	(47.1)
Issuance of common stock	6.9	9.4
Repurchases of common stock	---	(85.9)
Other, net	(0.1)	(0.1)

Net cash provided by financing activities	337.7	29.3

Increase (decrease) in cash and cash equivalents	30.1	(141.6)
Cash and cash equivalents, beginning of period	251.1	379.3

Cash and cash equivalents, end of period	$281.2	$237.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$93.4	$97.8
Income taxes	21.2	31.3
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	---	3.1

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment advisory and investment management services. In January 2015, StanCorp reached an agreement to sell the assets of its private client wealth management business within StanCorp Investment Advisers to a third party. The sale was completed during the second quarter of 2015. StanCorp Investment Advisers remains a wholly-owned subsidiary of StanCorp.

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

Standard holds interests in tax-advantaged investments. The carrying value of these interests was $277.0 million at June 30, 2015 and December 31, 2014. The majority of the tax-advantaged investments qualify as affordable housing investments and are accounted for under the proportional amortization method (“PAM”). The carrying value of the investments accounted for under PAM was $263.9 million and $257.5 million at June 30, 2015 and December 31, 2014, respectively. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the amortization of the investment are recorded in net investment income. Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting.

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits entities to account for qualified affordable housing projects under PAM. Under PAM, the cost of the investments is amortized in each period as a proportion of the tax credits and benefits of tax losses received in that period to total benefits to be received over the life of the investments and allows amortization of the investments and tax benefits to be recognized in income taxes on the consolidated statements of income. The Company has adopted this ASU retrospectively as of January 1, 2015, and comparative financial statements of prior periods have been adjusted. The adoption of this ASU changes the timing of the benefit realized in net income, but does not change the cumulative total benefit to net income over the life of the investments.

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. As such, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at June 30, 2015, and for the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014. Interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. This report should be read in conjunction with the Company’s 2014 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (In millions)	$64.3	$40.8	$120.8	$88.9

Basic weighted-average common shares outstanding	42,248,656	43,311,156	42,190,017	43,602,275
Stock options	425,919	370,758	419,814	394,160
Stock awards	142,137	28,149	153,205	31,312

Diluted weighted-average common shares outstanding	42,816,712	43,710,063	42,763,036	44,027,747

Net income per common share:
Basic	$1.52	$0.94	$2.86	$2.04
Diluted	1.50	0.93	2.82	2.02

Antidilutive shares not included in net income per diluted common share calculation	301,442	152,335	360,757	211,746

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,498,529 shares or options for shares remain available for grant at June 30, 2015. Of the 3,500,000 shares authorized for the ESPP, 1,358,099 shares remain available for issuance at June 30, 2015.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)

Compensation cost	$1.7	$1.1	$5.0	$3.1
Related income tax benefit	0.6	0.4	1.8	1.1

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

The Company granted options to purchase 136,768 and 105,060 shares of StanCorp common stock for the first six months of 2015 and 2014, respectively, at a weighted-average per share exercise price of $66.28 and $63.74, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first six months of 2015 and 2014 was $18.78 and $24.53, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At June 30, 2015, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $6.2 million. This cost will be recognized over a remaining weighted-average vesting period of 2.4 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 959,521 shares available for issuance as stock award grants at June 30, 2015.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 50,555 and 45,869 RSUs for the first six months of 2015 and 2014, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At June 30, 2015, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $4.7 million. This cost will be recognized over a remaining weighted-average vesting period of 1.5 years.

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

The Company granted 97,512 and 77,634 Performance Shares for the first six months of 2015 and 2014, respectively.

The Company issued 32,210 and 8,846 of StanCorp common stock under previous performance share awards for the first six months of 2015 and 2014, respectively.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $10.8 million in additional compensation cost would be recognized through 2017. Assuming that the target performance is achieved, this cost would be recognized over a remaining weighted-average vesting period of 1.8 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $3.4 million in additional compensation cost would be recognized through 2017.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 13,540 and 14,418 shares of StanCorp common stock for the first six months of 2015 and 2014, respectively.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015	2014

	(In millions)
Compensation cost	$	---	$0.1	$0.1	$0.2
Related income tax benefit		---	0.1	---	0.1

For more information about the impact the proposed merger with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) will have on share-based compensation, see “Note 14—Subsequent Events—Treatment of Equity Incentive Awards”.

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

The Company recognizes the funded status of the pension plans as an asset or liability on the unaudited condensed consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the unaudited condensed consolidated balance sheet date.

The following table sets forth the components of net periodic benefit credit and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)
Components of net periodic benefit cost (credit):
Service cost	$2.6	$2.2	$5.2	$4.4
Interest cost	5.0	4.8	10.1	9.6
Expected return on plan assets	(8.9)	(8.3)	(17.9)	(16.7)
Amortization of prior service cost	0.3	0.1	0.5	0.3
Amortization of net actuarial loss	2.5	0.1	5.1	0.2

Net periodic benefit cost (credit)	1.5	(1.1)	3.0	(2.2)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.3)	(0.1)	(0.5)	(0.3)
Amortization of net actuarial loss	(2.5)	(0.1)	(5.1)	(0.2)

Total recognized in other comprehensive income	(2.8)	(0.2)	(5.6)	(0.5)

Total recognized in net periodic benefit credit and other comprehensive income	$(1.3)	$(1.3)	$(2.6)	$(2.7)

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

The following table sets forth the components of net periodic benefit credit and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014

	(In millions)
Components of net periodic benefit credit:
Interest cost	$0.1		$0.2	$0.2		$0.4
Expected return on plan assets	(0.2)		(0.2)	(0.4)		(0.4)
Amortization of net actuarial loss (gain)	0.1		---	0.1		(0.6)

Net periodic benefit credit	---		---	(0.1)		(0.6)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of net actuarial (loss) gain	(0.1)		---	(0.1)		0.6

Total recognized in other comprehensive income	(0.1)		---	(0.1)		0.6

Total recognized in net periodic benefit credit and other comprehensive income	$(0.1)	$	---	$(0.2)	$	---

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plan were $2.5 million and $2.3 million for the second quarters of 2015 and 2014, respectively and $6.7 million and $6.0 million for the first six months of 2015 and 2014, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $13.1 million and $12.6 million at June 30, 2015 and December 31, 2014, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the unaudited condensed consolidated balance sheet. The unfunded status was $43.5 million and $42.8 million at June 30, 2015 and December 31, 2014, respectively. Expenses were $1.8 million and $1.2 million for the second quarters of 2015 and 2014, respectively and $2.6 million and $1.9 million for the first six months of 2015 and 2014, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income (“AOCI”) was $10.9 million and $11.7 million at June 30, 2015 and December 31, 2014, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)

Intersegment administrative fees	$4.9	$4.8	$9.9	$9.6

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$204.3	$202.9	$418.6	$403.1
Group long term disability	195.4	189.4	390.5	378.6
Group short term disability	61.5	57.5	121.6	111.8
Group other	20.3	19.4	41.4	38.6
Experience rated refunds	7.4	(1.9)	(5.2)	(5.4)

Total Employee Benefits	488.9	467.3	966.9	926.7
Individual Disability	50.9	48.9	101.3	97.0

Total Insurance Services premiums	539.8	516.2	1,068.2	1,023.7

Asset Management:
Retirement plans	1.0	0.1	1.5	1.2
Individual annuities	1.8	2.9	5.0	4.4

Total Asset Management premiums	2.8	3.0	6.5	5.6

Total premiums	$542.6	$519.2	$1,074.7	$1,029.3

Administrative fees:
Insurance Services:
Employee Benefits	$4.1	$4.2	$8.1	$8.4
Individual Disability	0.1	0.1	0.1	0.1

Total Insurance Services administrative fees	4.2	4.3	8.2	8.5

Asset Management:
Retirement plans	26.0	24.7	50.8	48.7
Other financial services businesses	7.8	8.4	16.7	16.6

Total Asset Management administrative fees	33.8	33.1	67.5	65.3

Other administrative fees	(4.9)	(4.8)	(9.9)	(9.6)

Total administrative fees	$33.1	$32.6	$65.8	$64.2

Net investment income:
Insurance Services:
Employee Benefits	$65.2	$66.1	$129.1	$131.3
Individual Disability	14.2	13.3	27.9	26.7

Total Insurance Services net investment income	79.4	79.4	157.0	158.0

Asset Management:
Retirement plans	31.3	28.8	61.0	55.8
Individual annuities	36.6	39.4	73.2	79.7
Other financial services businesses	7.1	4.0	12.0	6.2

Total Asset Management net investment income	75.0	72.2	146.2	141.7

Other net investment income	4.9	3.2	9.4	9.0

Total net investment income	$159.3	$154.8	$312.6	$308.7

The following tables set forth select segment information:

	Three Months Ended June 30, 2015
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$488.9	$50.9	$539.8	$2.8	$	---	$542.6
Administrative fees	4.1	0.1	4.2	33.8		(4.9)	33.1
Net investment income	65.2	14.2	79.4	75.0		4.9	159.3
Net capital losses	---	---	---	---		(0.5)	(0.5)

Total revenues	558.2	65.2	623.4	111.6		(0.5)	734.5

Benefits and expenses:
Benefits to policyholders	377.6	22.3	399.9	4.8		---	404.7
Interest credited	1.2	---	1.2	39.7		---	40.9
Operating expenses	87.4	7.7	95.1	31.5		1.6	128.2
Commissions and bonuses	31.6	11.9	43.5	9.9		---	53.4
Premium taxes	8.5	1.1	9.6	---		---	9.6
Interest expense	---	---	---	---		7.7	7.7
Net decrease (increase) in DAC, VOBA and other intangible assets	1.8	(2.4)	(0.6)	1.2		---	0.6

Total benefits and expenses	508.1	40.6	548.7	87.1		9.3	645.1

Income (loss) before income taxes	$50.1	$24.6	$74.7	$24.5		$(9.8)	$89.4

	Three Months Ended June 30, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$467.3	$48.9	$516.2	$3.0	$	---	$519.2
Administrative fees	4.2	0.1	4.3	33.1		(4.8)	32.6
Net investment income	66.1	13.3	79.4	72.2		3.2	154.8
Net capital gains	---	---	---	---		0.5	0.5

Total revenues	537.6	62.3	599.9	108.3		(1.1)	707.1

Benefits and expenses:
Benefits to policyholders	382.2	38.8	421.0	5.2		---	426.2
Interest credited	1.2	---	1.2	39.4		---	40.6
Operating expenses	78.7	6.8	85.5	30.1		(0.3)	115.3
Commissions and bonuses	29.7	11.6	41.3	8.4		---	49.7
Premium taxes	7.3	0.8	8.1	---		---	8.1
Interest expense	---	---	---	---		7.9	7.9
Net decrease (increase) in DAC, VOBA and other intangible assets	1.8	(3.0)	(1.2)	3.2		---	2.0

Total benefits and expenses	500.9	55.0	555.9	86.3		7.6	649.8

Income (loss) before income taxes	$36.7	$7.3	$44.0	$22.0		$(8.7)	$57.3

	Six Months Ended June 30, 2015
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$966.9	$101.3	$1,068.2	$6.5	$	---	$1,074.7
Administrative fees	8.1	0.1	8.2	67.5		(9.9)	65.8
Net investment income	129.1	27.9	157.0	146.2		9.4	312.6
Net capital losses	---	---	---	---		(9.1)	(9.1)

Total revenues	1,104.1	129.3	1,233.4	220.2		(9.6)	1,444.0

Benefits and expenses:
Benefits to policyholders	747.1	44.6	791.7	11.7		---	803.4
Interest credited	1.9	---	1.9	80.1		---	82.0
Operating expenses	170.4	15.3	185.7	62.8		1.6	250.1
Commissions and bonuses	69.2	24.8	94.0	20.1		---	114.1
Premium taxes	16.6	2.1	18.7	---		---	18.7
Interest expense	---	---	---	---		15.5	15.5
Net (increase) decrease in DAC, VOBA and other intangible assets	(3.4)	(4.8)	(8.2)	1.6		---	(6.6)

Total benefits and expenses	1,001.8	82.0	1,083.8	176.3		17.1	1,277.2

Income (loss) before income taxes	$102.3	$47.3	$149.6	$43.9		$(26.7)	$166.8

Total assets	$5,995.6	$2,323.9	$8,319.5	$14,550.7		$496.3	$23,366.5

	Six Months Ended June 30, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$926.7	$97.0	$1,023.7	$5.6	$	---	$1,029.3
Administrative fees	8.4	0.1	8.5	65.3		(9.6)	64.2
Net investment income	131.3	26.7	158.0	141.7		9.0	308.7
Net capital losses	---	---	---	---		(0.6)	(0.6)

Total revenues	1,066.4	123.8	1,190.2	212.6		(1.2)	1,401.6

Benefits and expenses:
Benefits to policyholders	752.6	64.8	817.4	9.9		---	827.3
Interest credited	1.9	---	1.9	82.2		---	84.1
Operating expenses	156.1	13.6	169.7	60.0		(1.3)	228.4
Commissions and bonuses	63.0	22.7	85.7	15.8		---	101.5
Premium taxes	15.4	1.8	17.2	---		---	17.2
Interest expense	---	---	---	---		16.3	16.3
Net (increase) decrease in DAC, VOBA and other intangible assets	(0.7)	(4.8)	(5.5)	6.3		---	0.8

Total benefits and expenses	988.3	98.1	1,086.4	174.2		15.0	1,275.6

Income (loss) before income taxes	$78.1	$25.7	$103.8	$38.4		$(16.2)	$126.0

Total assets	$5,773.4	$2,353.9	$8,127.3	$13,679.5		$649.9	$22,456.7

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	June 30, 2015
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,224.1	$7,224.1	$	---		$7,200.6	$23.5
U.S. government and agency bonds	238.1	238.1		---		236.3	1.8
U.S. state and political subdivision bonds	142.9	142.9		---		142.9	---
Foreign government bonds	86.2	86.2		---		86.2	---
Mortgage/asset-backed bonds	245.6	245.6		---		180.3	65.3

Total fixed maturity securities	$7,936.9	$7,936.9	$	---		$7,846.3	$90.6

Commercial mortgage loans, net	$5,514.7	$6,044.6	$	---	$	---	$6,044.6
S&P 500 Index options	11.0	11.0		---		---	11.0
Interest rate swaps	20.5	20.5		---		20.5	---
Policy loans	2.0	2.0		---		---	2.0
Separate account assets	7,431.4	7,431.4		7,320.2		111.2	---

Liabilities:
Other policyholder funds, investment-type contracts	$6,483.4	$6,295.7	$	---	$	---	$6,295.7
Index-based interest guarantees	79.0	79.0		---		---	79.0
Short-term debt	1.0	1.0		---		1.0	---
Long-term debt	503.9	503.3		---		503.3	---

	December 31, 2014
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,070.1	$7,070.1	$	---		$7,045.2	$24.9
U.S. government and agency bonds	258.6	258.6		---		258.6	---
U.S. state and political subdivision bonds	136.1	136.1		---		136.1	---
Foreign government bonds	64.9	64.9		---		64.9	---
Mortgage/asset-backed bonds	244.0	244.0		---		179.9	64.1

Total fixed maturity securities	$7,773.7	$7,773.7	$	---		$7,684.7	$89.0

Commercial mortgage loans, net	$5,321.1	$6,021.5	$	---	$	---	$6,021.5
S&P 500 Index options	13.6	13.6		---		---	13.6
Policy loans	2.2	2.2		---		---	2.2
Separate account assets	7,179.8	7,179.8		7,066.4		113.4	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,961.1	$6,232.5	$	---	$	---	$6,232.5
Index-based interest guarantees	77.0	77.0		---		---	77.0
Interest rate swaps	4.7	4.7		---		4.7	---
Short-term debt	1.1	1.5		---		1.5	---
Long-term debt	503.9	538.4		---		538.4	---

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

The fair value for long-term debt was predominantly based on quoted market prices as of June 30, 2015 and December 31, 2014, and trades occurring close to June 30, 2015 and December 31, 2014.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends, and secondary pricing sources, back testing of sales activity and maintenance of a list of fixed maturity securities with characteristics that could indicate potential impairment. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2015 or December 31, 2014.

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

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			June 30, 2015		December 31, 2014
	Valuation Technique	Unobservable Input	Fair Value	Range of inputs	Fair Value	Range of inputs

	(Dollars in millions)

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$11.0	(a)	$13.6	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$79.0	1% - 3%	$77.0	1% - 3%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$53.8	---	$56.0	0% - 37%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$7.2	0% - 23%	$10.3	0% - 11%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5%-36% for both June 30, 2015 and December 31, 2014.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended June 30, 2015
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$25.1	$	---		$1.8	$65.3	$13.0	$105.2	$79.0
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	0.2	0.2	3.0
Included in other comprehensive income (loss)	(1.1)		---		---	---	---	(1.1)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	2.5	2.5	---
Issuances	---		---		---	---	---	---	0.8
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(4.7)	(4.7)	(3.8)
Transfers into Level 3	---		1.8		---	---	---	1.8	---
Transfers out of Level 3	(0.5)		---		(1.8)	---	---	(2.3)	---

Ending balance	$23.5		$1.8	$	---	$65.3	$11.0	$101.6	$79.0

	Three Months Ended June 30, 2014
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$43.0	$	---	$	---	$71.1	$15.4	$129.5	$69.8
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	2.4	2.4	0.8
Included in other comprehensive income (loss)	---		---		---	(0.2)	---	(0.2)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	2.3	2.3	---
Issuances	---		---		---	---	---	---	0.9
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(5.7)	(5.7)	(3.2)
Transfers into Level 3	---		---		---	---	---	---	---
Transfers out of Level 3	(16.3)		---		---	(14.3)	---	(30.6)	---

Ending balance	$26.7	$	---	$	---	$56.6	$14.4	$97.7	$68.3

	Six Months Ended June 30, 2015
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$24.9	$	---	$	---	$64.1	$13.6	$102.6	$77.0
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	1.6	1.6	5.4
Included in other comprehensive income (loss)	(1.7)		---		---	0.8	---	(0.9)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	4.2	4.2	---
Issuances	---		---		---	---	---	---	4.0
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(8.4)	(8.4)	(7.4)
Transfers into Level 3	0.8		1.8		1.8	0.4	---	4.8	---
Transfers out of Level 3	(0.5)		---		(1.8)	---	---	(2.3)	---

Ending balance	$23.5		$1.8	$	---	$65.3	$11.0	$101.6	$79.0

	Six Months Ended June 30, 2014
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$44.7	$	---	$	---	$71.3	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	4.4	4.4	4.0
Included in other comprehensive income (loss)	(1.7)		---		---	(0.4)	---	(2.1)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	4.1	4.1	---
Issuances	---		---		---	---	---	---	1.8
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(9.9)	(9.9)	(5.1)
Transfers into Level 3	---		---		---	---	---	---	---
Transfers out of Level 3	(16.3)		---		---	(14.3)	---	(30.6)	---

Ending balance	$26.7	$	---	$	---	$56.6	$14.4	$97.7	$68.3

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the first six months of 2015 and 2014.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to Level 3 assets and liabilities that the Company continued to hold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)
Assets:
S&P 500 Index options	$(0.3)	$1.7	$0.3	$3.6

Liabilities:
Index-based interest guarantees	$0.6	$(3.6)	$2.9	$(7.2)

Changes in the fair value of fixed maturity securities that are not designated as part of a hedging relationship are recorded to other comprehensive income. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are recorded to interest credited and are sensitive to a number of variables and assumptions. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, interest credited increased $3.7 million for the second quarter and first six months of 2015 and decreased $1.3 million for the second quarter and first six months of 2014.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of June 30, 2015 that the Company continued to hold:

	June 30, 2015
	Total	Level 1		Level 2		Level 3

	(In millions)

Commercial mortgage loans	$53.8	$	---	$	---	$53.8
Real Estate Owned	7.2		---		---	7.2

Total assets measured at fair value on a nonrecurring basis	$61.0	$	---	$	---	$61.0

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $70.2 million were written down to their fair value of $53.8 million, less selling costs, at June 30, 2015. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $21.8 million at June 30, 2015 The Real Estate Owned measured on a nonrecurring basis as of June 30, 2015, and still held at June 30, 2015 had net capital losses totaling $0.5 million for the first six months of 2015. Real Estate Owned measured on a nonrecurring basis represents properties whose value has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,986.8	$299.6	$(62.3)	$7,224.1
U.S. government and agency bonds	207.8	30.4	(0.1)	238.1
U.S. state and political subdivision bonds	134.6	8.7	(0.4)	142.9
Foreign government bonds	80.0	6.2	---	86.2
Mortgage/asset-backed bonds	243.6	3.7	(1.7)	245.6

Total fixed maturity securities	$7,652.8	$348.6	$(64.5)	$7,936.9

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,740.6	$366.5	$(37.0)	$7,070.1
U.S. government and agency bonds	223.2	35.6	(0.2)	258.6
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9
Mortgage/asset-backed bonds	242.0	4.1	(2.1)	244.0

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)

Due in one year or less	$619.3	$627.8	$649.0	$658.0
Due after one year through five years	2,912.0	3,049.6	3,060.8	3,215.4
Due after five years through ten years	3,042.2	3,083.9	2,847.9	2,916.7
Due after ten years	1,079.3	1,175.6	832.3	983.6

Total fixed maturity securities	$7,652.8	$7,936.9	$7,390.0	$7,773.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.8%, or $303.5 million, of the Company’s fixed maturity securities portfolio at June 30, 2015. At June 30, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	1,192	$62.3	1,064	$50.9	128	$11.4
U.S. government and agency bonds	3	0.1	---	---	3	0.1
U.S. state and political subdivision bonds	9	0.4	9	0.4	---	---
Mortgage/asset-backed bonds	32	1.7	26	1.4	6	0.3

Total	1,236	$64.5	1,099	$52.7	137	$11.8

Fair market value of securities with unrealized losses:
Corporate bonds	1,192	$2,232.9	1,064	$2,020.8	128	$212.1
U.S. government and agency bonds	3	2.4	---	---	3	2.4
U.S. state and political subdivision bonds	9	21.2	9	21.2	---	---
Mortgage/asset-backed bonds	32	103.0	26	88.3	6	14.7

Total	1,236	$2,359.5	1,099	$2,130.3	137	$229.2

	December 31, 2014
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	956	$37.0	653	$19.9	303	$17.1
U.S. government and agency bonds	5	0.2	---	---	5	0.2
U.S. state and political subdivision bonds	4	0.1	---	---	4	0.1
Mortgage/asset-backed bonds	39	2.1	30	1.4	9	0.7

Total	1,004	$39.4	683	$21.3	321	$18.1

Fair market value of securities with unrealized losses:
Corporate bonds	956	$1,646.0	653	$1,074.9	303	$571.1
U.S. government and agency bonds	5	6.4	---	---	5	6.4
U.S. state and political subdivision bonds	4	6.9	---	---	4	6.9
Mortgage/asset-backed bonds	39	117.2	30	87.3	9	29.9

Total	1,004	$1,776.5	683	$1,162.2	321	$614.3

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At June 30, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,727.1	49.5%	$2,627.1	49.4%
Office	1,050.2	19.0	1,013.4	19.1
Industrial	1,032.7	18.7	1,001.5	18.8
Commercial	222.8	4.0	213.6	4.0
Hotel/motel	181.3	3.3	165.7	3.1
Apartment and other	300.6	5.5	299.8	5.6

Total commercial mortgage loans, net	$5,514.7	100.0%	$5,321.1	100.0%

Geographic region*:
Pacific	$1,984.6	36.0%	$1,914.6	36.0%
South Atlantic	1,111.5	20.2	1,065.5	20.0
West South Central	719.8	13.1	676.9	12.7
Mountain	633.2	11.5	606.5	11.4
East North Central	476.6	8.6	466.0	8.8
Middle Atlantic	227.2	4.1	215.3	4.0
East South Central	189.2	3.4	188.7	3.6
West North Central	130.7	2.4	140.1	2.6
New England	41.9	0.7	47.5	0.9

Total commercial mortgage loans, net	$5,514.7	100.0%	$5,321.1	100.0%

U.S. state:
California	$1,465.8	26.6%	$1,434.2	27.0%
Texas	670.3	12.2	623.4	11.7
Florida	334.7	6.1	309.4	5.8
Georgia	307.7	5.6	306.6	5.8
Other states	2,736.2	49.5	2,647.5	49.7

Total commercial mortgage loans, net	$5,514.7	100.0%	$5,321.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$38.9	$43.5	$40.0	$43.6
Provision change (gain) loss	(1.9)	0.5	(2.2)	2.2
(Charge-offs) recoveries, net	(1.5)	0.4	(2.3)	(1.4)

Ending balance	$35.5	$44.4	$35.5	$44.4

Specific loan loss allowance	$21.8	$28.0	$21.8	$28.0
General loan loss allowance	13.7	16.4	13.7	16.4

Total commercial mortgage loan loss allowance	$35.5	$44.4	$35.5	$44.4

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

The following table sets forth the recorded investment in commercial mortgage loans:

	June 30, 2015	December 31, 2014

	(In millions)

Commercial mortgage loans collectively evaluated for impairment	$5,451.7	$5,255.2
Commercial mortgage loans individually evaluated for impairment	98.5	105.9
Commercial mortgage loan loss allowance	(35.5)	(40.0)

Total commercial mortgage loans, net	$5,514.7	$5,321.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	June 30, 2015
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total

	(In millions)

Performing commercial mortgage loans	$2,726.4	$1,050.2	$1,032.0	$222.4	$181.3	$300.6	$5,512.9
Nonperforming commercial mortgage loans	0.7	---	0.7	0.4	---	---	1.8

Total commercial mortgage loans	$2,727.1	$1,050.2	$1,032.7	$222.8	$181.3	$300.6	$5,514.7

	December 31, 2014
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total

	(In millions)

Performing commercial mortgage loans	$2,622.4	$1,012.7	$1,001.4	$213.6	$165.7	$299.1	$5,314.9
Nonperforming commercial mortgage loans	4.7	0.7	0.1	---	---	0.7	6.2

Total commercial mortgage loans	$2,627.1	$1,013.4	$1,001.5	$213.6	$165.7	$299.8	$5,321.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowance:
Retail	$26.7	$26.7	$	---	$0.3
Industrial	1.0	1.0		---	---
Commercial	0.5	0.5		---	---
Office	0.1	0.1		---	---

Total impaired commercial mortgage loans without specific loan loss allowance	28.3	28.3		---	0.3

With specific loan loss allowance:
Retail	49.9	49.9		11.8	0.7
Commercial	8.4	8.4		6.8	0.5
Office	7.6	7.6		1.7	---
Industrial	4.3	4.3		1.5	0.3

Total impaired commercial mortgage loans with specific loan loss allowance	70.2	70.2		21.8	1.5

Total impaired commercial mortgage loans	$98.5	$98.5		$21.8	$1.8

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowance:
Retail	$25.0	$25.0	$	---	$10.5
Office	1.6	1.6		---	---
Commercial	2.3	2.3		---	0.5
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowance	31.7	31.7		---	11.0

With specific loan loss allowance:
Retail	52.2	52.2		12.3	7.7
Office	8.6	8.6		2.9	---
Industrial	4.6	4.6		1.6	0.1
Commercial	8.5	8.5		7.0	0.6
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowance	74.2	74.2		23.8	8.4

Total impaired commercial mortgage loans	$105.9	$105.9		$23.8	$19.4

Changes in the carrying value of impaired commercial mortgage loans can result from a change in the number of commercial mortgage loans with a specific loan loss allowance. As of June 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended June 30, 2015					Six Months Ended June 30, 2015
	Number of Loans	Pre- Restructuring Recorded Investment		Post- Restructuring Recorded Investment		Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	---	$	---	$	---	3	$1.5	$1.5
Office	---		---		---	2	1.1	1.2

Total troubled debt restructurings	---	$	---	$	---	5	$2.6	$2.7

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	1	$0.8	$0.7	1	$0.8	$0.7
Industrial	---	---	---	2	1.7	1.9
Commercial	1	2.7	2.7	1	2.7	2.7

Total troubled debt restructurings	2	$3.5	$3.4	4	$5.2	$5.3

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first six months of 2015.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific loan loss allowances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)

Average recorded investment	$98.4	$104.6	$100.9	$107.8

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.1 million and $0.9 million for the second quarters of 2015 and 2014, respectively, and was $2.2 million for the first six months of 2015 and 2014. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $1.0 million for both second quarters of 2015 and 2014, and was $2.1 million and $1.8 million for the first six months of 2015 and 2014, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	June 30, 2015
	30 Days Past Due	60 Days Past Due		Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$0.4	$	---	$2.4	$2.8	$(1.8)	$2,726.1	$2,727.1
Office	0.5		---	---	0.5	---	1,049.7	1,050.2
Industrial	0.5		0.6	0.5	1.6	(0.4)	1,031.5	1,032.7
Commercial	---		---	5.2	5.2	(4.7)	222.3	222.8
Hotel/motel	---		---	---	---	---	181.3	181.3
Apartment and other	---		---	---	---	---	300.6	300.6

Total commercial mortgage loans	$1.4		$0.6	$8.1	$10.1	$(6.9)	$5,511.5	$5,514.7

	December 31, 2014
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$0.2	$2.0	$4.8	$7.0	$(2.1)	$2,622.2	$2,627.1
Office	1.9	---	0.8	2.7	---	1,010.7	1,013.4
Industrial	0.5	---	0.3	0.8	(0.2)	1,000.9	1,001.5
Commercial	---	---	---	---	---	213.6	213.6
Hotel/motel	---	---	---	---	---	165.7	165.7
Apartment and other	0.2	0.7	---	0.9	---	298.9	299.8

Total commercial mortgage loans	$2.8	$2.7	$5.9	$11.4	$(2.3)	$5,312.0	$5,321.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due. At June 30, 2015, there were no commercial mortgage loans that were granted payment forbearance and $5.2 million at December 31, 2014. Commercial mortgage loans that were at least 60 days past due totaled $8.7 million and $8.6 million at June 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans that were at least 60 days past due were 0.16% of the commercial mortgage loan portfolio at both June 30, 2015 and December 31, 2014.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)

Fixed maturity securities	$76.5	$72.8	$152.0	$147.6
Commercial mortgage loans	85.1	84.7	164.7	167.0
Real estate	1.0	0.2	1.5	0.2
S&P 500 Index options	0.2	2.4	1.6	4.4
Other	0.4	2.1	0.3	4.4

Gross investment income	163.2	162.2	320.1	323.6
Investment expenses	(4.6)	(6.4)	(8.8)	(13.4)
Tax-advantaged investments	0.7	(1.0)	1.3	(1.5)

Net investment income	$159.3	$154.8	$312.6	$308.7

Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting as a component of net investment income. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the related investment losses are recorded as a component of net investment income. See “Note 1—Organization, Principles of Consolidation and Basis of Presentation.”

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)
Gains:
Fixed maturity securities	$3.1	$1.5	$4.4	$3.4
Commercial mortgage loans	2.0	0.6	2.4	1.0
Real estate	---	0.4	---	1.1

Gross capital gains	5.1	2.5	6.8	5.5

Losses:
Fixed maturity securities	(2.2)	(0.6)	(3.0)	(1.1)
Provision for commercial mortgage loan losses	---	(0.5)	---	(2.2)
Real estate	(0.8)	(0.8)	(1.3)	(1.7)
Other(1)	(2.6)	(0.1)	(11.6)	(1.1)

Gross capital losses	(5.6)	(2.0)	(15.9)	(6.1)

Net capital (losses) gains	$(0.5)	$0.5	$(9.1)	$(0.6)

(1)	In the first quarter of 2015, the Company recorded a $5.6 million impairment related to the expected sale of the assets of the Company’s private client wealth management business.

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.1 million at June 30, 2015 and $7.2 million at December 31, 2014.

In the second quarter of 2015, the Federal Home Loan Bank (“FHLB”) of Seattle completed its merger with the FHLB of Des Moines. The merger does not have a material effect on the Company’s business, financial position, results of operations, cash flows, existing funding agreements with the FHLB, and is not anticipated to impact the Company’s utilization of the FHLB program or its products in the future. Standard issues collateralized funding agreements and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At June 30, 2015, Standard owned $22.1 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. At June 30, 2015, Standard had $303.4 million outstanding under funding agreements with the FHLB of Des Moines and pledged $365.0 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to mitigate business risks including interest rate exposure. The Company has the following derivatives on its unaudited condensed consolidated balance sheets: interest rate swaps, index-based interest guarantees and S&P 500 Index options.

Interest Rate Swaps

The Company uses interest rate swaps to reduce risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of the Company’s investments. These interest rate swaps are designed to qualify for hedge accounting as cash flow and fair value hedges.

Valuations for interest rate swaps are sensitive to changes in the interest rate environment. Interest rate swaps are recognized by the Company as either other invested assets or other liabilities and are reported at fair value based on their value at the end of current reporting period. To qualify for hedge accounting, the Company documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a cash flow hedge or a fair value hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities as well as a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how this ineffectiveness will be recorded.

A derivative instrument designated as part of a hedging relationship must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is assessed at inception and at least quarterly throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in the fair value or cash flows associated with the hedge relationship.

In the event a hedged item is disposed, the Company will terminate the related interest rate swap and recognize a capital gain or loss on termination.

Cash settlement activity of derivative contracts is reported in the unaudited condensed consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets.

Cash flow hedges

In the second quarter of 2015, the Company entered into $252.9 million of interest rate swaps as cash flow hedges to mitigate interest rate risk exposure to overall changes in the future cash flows associated with the Company’s junior subordinated debentures (“Subordinated Debt”). The interest rate swaps are used to effectively convert the floating rate of the Company’s Subordinated Debt to a weighted-average fixed rate of 5.13%, beginning June 1, 2017 through June 1, 2042. The changes in the fair value of these interest rate swaps are recorded to other comprehensive income to the extent the swaps are effective. The fair value of these interest rate swaps included in AOCI was $25.4 million at June 30, 2015. No amounts were reclassified to earnings for the second quarter of 2015. Any ineffectiveness of cash flow hedges is recorded to net capital gains or losses. Interest income, interest expense and fees related to interest rate swaps used in the cash flow hedges of the Company’s Subordinated Debt is recorded as a component of interest expense. See “Note 10—Commitments and Contingencies” for more information.

In the second quarter of 2015, the Company completed the purchase of $115.0 million of par value of fixed maturity securities that were part of an anticipated bond purchase cash flow hedge strategy. The completion of this strategy resulted in $9.6 million of deferred losses that were recorded to AOCI as unrealized capital losses on fixed maturity securities, net of tax. This amount will be amortized over a weighted-average period of 26 years with an estimated $0.4 million to be reclassified to net investment income over the next 12 months.

Fair value hedges

The Company uses interest rate swaps to effectively convert certain of its fixed maturity securities into floating rate securities to reduce market risks from changes in interest rates and to mitigate interest rate exposure arising from asset and liability mismatches. Under these interest rate swap agreements, the Company receives a variable rate of interest and pays a fixed rate of interest. Changes in the fair value of the interest rate swaps used in fair value hedges and the changes in the fair value of hedged items attributable to the hedged risk are recorded to net capital gains and losses. Any ineffectiveness of fair value hedges is recorded to net capital gains or losses. Interest income, interest expense and fees related to interest rate swaps used in the Company’s fair value hedges are recorded as a component of net investment income.

Index-based Interest Guarantees

The Company sells indexed annuities, which permit the holder to allocate their deposit between a fixed interest rate return and an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. The index-based interest guarantees do not qualify for hedge accounting. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, the Company has the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. The Company estimates the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded to interest credited. The liability represents an estimate of the cost of the options to be purchased in the future to manage the risk related to the index-based interest guarantees. The liability for index-based interest guarantees is the present value of future cash flows attributable to the projected index growth that is in excess of cash flows attributable to fixed interest rates guarantees. The excess cash flows are discounted back to the date of the unaudited condensed consolidated balance sheet using current market indicators for future interest rates and option costs. Cash flows depend on actuarial estimates for policyholder lapse behavior and management’s discretion in setting renewal index-based interest guarantees.

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

Option premiums paid for the Company’s index option contracts were $2.5 million and $2.3 million for the second quarters of 2015 and 2014, respectively, and $4.2 million and $4.1 million for the first six months of 2015 and 2014, respectively. The Company received $4.7 million and $5.7 million for options exercised for the second quarters of 2015 and 2014, respectively, and $8.4 million and $9.9 million for the first six months of 2015 and 2014, respectively.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	June 30, 2015					December 31, 2014
	Notional		Fair Value			Notional		Fair Value
	Amount		Assets	Liabilities		Amount		Assets		Liabilities

	(In millions)

Qualifying Hedging Instruments
Cash flow hedges:
Interest rate swaps(1)	$252.9		$25.4	$	---	$ ---		$	---	$	---

Fair value hedges:
Interest rate swaps(1)	350.0		---		4.9	350.0			0.4		5.1

Non-Qualifying Hedging Instruments
S&P 500 Index options(1)	448.4		11.0		---	418.2			13.6		---
Index-based interest guarantees(2)	---	(3)	---		79.0	---	(3)		---		77.0

(1)	Reported in other invested assets and other liabilities.
(2)	Reported in other policy holder funds.
(3)	The underlying factors for index-based interest guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the unaudited condensed consolidated balance sheets and the collateral pledged related to the derivative instruments:

Offsetting of Interest Rate Swaps	June 30, 2015	December 31, 2014

	(In millions)

Gross interest rate swaps, assets	$25.4	$0.4
Gross interest rate swaps, liabilities	(4.9)	(5.1)

Net offsetting interest rate swaps	20.5	(4.7)

Gross amounts not offset:
Accrued interest payable	(2.2)	(2.2)
Collateral pledged	8.0	12.2

Net amount	$26.3	$5.3

The following table sets forth the amount of gains or losses recognized in the unaudited condensed consolidated statements of income from the changes in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended June 30,			Six Months Ended June 30,
Qualifying Fair Value Hedging Instruments	2015	2014		2015	2014

	(In millions)
Fair value hedges:
Net capital gains (losses):
Interest rate swaps	$4.9		$(1.6)	$(0.1)	$(1.6)

Non-Qualifying Hedging Instruments
Net investment income:
S&P 500 Index options	0.2		2.4	1.6	4.4

Interest credited:
Index-based interest guarantees	(3.0)		(0.8)	(5.4)	(4.0)

Net gains (losses)	$2.1	$	---	$(3.9)	$(1.2)

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

As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees interest credited increased $3.7 million for the second quarter and first six months of 2015 and decreased $1.3 million for the second quarter and first six months of 2014.

The ineffective portion of derivatives accounted for using hedge accounting was not material to the results of operations of the Company for the first six months of 2015 and 2014. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Counterparty Credit Risk

Interest rate swaps

As the Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps, the Company is exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral. The Company pledged $0.1 million and $12.2 million of cash and cash equivalents at June 30, 2015 and December 31, 2014, respectively and $7.9 million of fixed maturity securities at June 30, 2015 as collateral to the CCP. No fixed maturity securities were pledged at December 31, 2014.

S&P 500 Index options

The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit exposure would require an increase of 7.3% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	June 30, 2015
	Assets at Fair Value	Maximum Credit Risk

	(In millions)
Counterparty:
Merrill Lynch International	$9.2	$15.7
Goldman Sachs	1.8	2.9

Total	$11.0	$18.6

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014

	(In millions)
Carrying value at beginning of period, net:
DAC	$336.9	$319.1
VOBA	17.8	20.1
Other intangible assets	26.3	32.1

Total balance at beginning of period, net	381.0	371.3

Deferred or acquired during period:
DAC	43.5	80.1

Total deferred or acquired during period	43.5	80.1

Amortized during period:
DAC	(30.7)	(62.3)
VOBA	(1.2)	(2.3)
Other intangible assets	(5.0)	(5.8)

Total amortized during period	(36.9)	(70.4)

Impairment during period:
Other intangible assets	(5.6)	---

Total impairment during period	(5.6)	---

Carrying value at end of period, net:
DAC	349.7	336.9
VOBA	16.6	17.8
Other intangible assets	15.7	26.3

Total carrying value at end of period, net	$382.0	$381.0

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America

(“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $72.2 million and $71.0 million at June 30, 2015 and December 31, 2014, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$85.3	24.4%	$82.4	24.5%
VOBA	3.5	21.0	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)

Increase (Decrease) to DAC and VOBA	$0.1	$(0.7)	$0.1	$(0.8)

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 3.9 years and will be fully amortized by the end of 2022. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $53.4 million and $48.4 million at June 30, 2015 and December 31, 2014, respectively. In the first six months of 2015, the Company recorded a $5.6 million impairment to other intangible assets. The impairment was related to the sale of the assets of the Company’s private client wealth management business. The Company did not record an impairment to other intangible assets in the first six months of 2014.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2015 and for each of the next five years:

Amount

(In millions)

2015	$3.2
2016	4.8
2017	3.5
2018	3.5
2019	3.3
2020	3.3

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at June 30, 2015. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At June 30, 2015, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility.

Other Financing Obligations

The Company has $250 million of 5.00%, 10-year senior notes, which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

The Company has $252.9 million of 6.90%, Subordinated Debt, which matures on June 1, 2067 and is non-callable prior to June 1, 2017. In 2014, the Company repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt. During the second quarter of 2015, the Company entered into interest rate swaps to fix the interest rate on the $252.9 million Subordinated Debt outstanding to 5.13% from June 1, 2017 until June 1, 2042. See “Note 8—Derivative Financial Instruments” for more information.

At June 30, 2015, the Company had $303.4 million outstanding under funding agreements with the FHLB of Des Moines, with fixed interest rates ranging from 0.29% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Des Moines are recorded as other policyholder funds on the Company’s unaudited condensed consolidated balance sheets.

At June 30, 2015, the Company had $68.9 million of commitments to fund tax-advantaged investments, which included $67.5 million of commitments to fund tax-advantaged investments that qualify as affordable housing investments. These commitments are recorded as other liabilities in the Company’s unaudited condensed consolidated balance sheets, with a corresponding amount recorded as other invested assets.

The following table sets forth the commitments to fund tax-advantaged investments that qualify as affordable housing investments for the remainder of 2015 and the following consecutive years in which they are expected to be paid:

Amount

(In millions)

2015	$30.1
2016	22.3
2017	9.1
2018	0.5
2019	0.5
Thereafter	5.0

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2015, the Company had outstanding commitments to fund commercial mortgage loans totaling $267.9 million, with fixed interest rates ranging from 3.75% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company’s revenue is primarily from insurance contracts and financial instruments; therefore, the Company does not expect this ASU to have a material effect on its results of operations.

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

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The main objective of ASU No. 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a direct reduction in the carrying value of the debt liability. Amortization of debt issuance costs will be reported as interest expense.

ASU No. 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. As of June 30, 2015, the Company had $4.0 million in debt issuance costs, which were recorded to other assets on the unaudited condensed consolidated balance sheets. The Company does not expect this ASU to have a material effect on its financial position or results of operations.

ASU No. 2015-09, Insurance – Disclosures about Short-Duration Contracts

In May 2015, the FASB issued ASU No. 2015-09, Insurance – Disclosure about Short-Duration Contracts. The main objective of ASU No. 2015-09 is to develop targeted improvements to disclosures about short-duration insurance contracts. Under this guidance, insurance entities are required to disclose aggregated or disaggregated information on frequency and severity of claims, discounting, and include incurred and paid claims development tables.

ASU No. 2015-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. Substantially all the insurance products offered by the Company are not expected to meet the definition of a short-duration contract. The Company does not expect this ASU to have a material effect on its results of operations or disclosures.

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

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Combined federal and state effective income tax rates	28.1%	28.8%	27.6%	29.4%

The decreases in the effective tax rates for the second quarter and first six months of 2015 compared to the same periods of 2014 were primarily due to higher utilization of tax credits during the second quarter and first six months of 2015 due to purchases of tax-advantaged investments.

The following table sets forth the amounts recorded in income taxes related to tax credits, the benefits from tax losses and the amortization of the tax-advantaged investments that qualify as affordable housing investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In millions)

Tax credits	$(8.9)	$(6.7)	$(18.0)	$(13.7)
Benefits from tax losses	(2.1)	(2.0)	(4.0)	(3.5)
Amortization of tax-advantaged investments	8.2	6.8	16.1	12.4

Total amounts recorded in income taxes	$(2.8)	$(1.9)	$(5.9)	$(4.8)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities Available-for-Sale	Employee Benefit Plans	Net Unrealized Gains on Derivative Instruments		Total Accumulated Other Comprehensive Income (Loss)

	(In millions)

Balance, January 1, 2014	$173.2	$(38.5)	$		$134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(1)	50.3	(70.4)		---	(20.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax(2)	(2.0)	1.7		---	(0.3)

Net other comprehensive income (loss), net of tax	48.3	(68.7)		---	(20.4)

Balance, December 31, 2014	221.5	(107.2)		---	114.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(3)	(68.6)	(0.1)		16.5	(52.2)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	(0.8)	4.4		---	3.6

Net other comprehensive income, net of tax	(69.4)	4.3		16.5	(48.6)

Balance, June 30, 2015	$152.1	$(102.9)		$16.5	$65.7

(1)	Net of tax expense of $24.6 million for net unrealized gains on fixed maturity securities and net of tax benefit of $37.9 million for employee benefits.
(2)	Net of tax benefit of $1.1 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.9 million for employee benefits.
(3)	Net of tax benefit of $33.5 million for net unrealized losses on fixed maturity securities and net of tax expense of $8.9 million for net unrealized gains on derivative instruments.
(4)	Net of tax benefit of $0.5 million for net unrealized losses on fixed maturity securities and net of tax expense of $2.3 million for employee benefits.

14.	SUBSEQUENT EVENTS

Proposed Merger with Meiji Yasuda Life Insurance Company

On July 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meiji Yasuda Life Insurance Company, a mutual insurance company (seimei hoken sōgo-kaisha) organized under the Laws of Japan (“Meiji Yasuda”), and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda.

The Company’s Board of Directors (the “Board”) unanimously (1) determined that that the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of the Company’s shareholders, (2) approved and declared advisable the execution, delivery and performance of the Merger Agreement and the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (3) recommended to the shareholders of the Company that they vote in favor of adopting the Merger Agreement in accordance with its terms, (4) directed that such matter be submitted to the shareholders of the Company at a meeting of such shareholders for their adoption and (5) approved any other arrangements contemplated by the Merger Agreement.

If the proposed Merger is completed, at the effective time of the Merger (“Effective Time”), each share of the Company’s common stock, no par value, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $115.00 in cash, without interest (the “Per Share Merger Consideration”). Shares of common stock held by Meiji Yasuda or the Company or their respective direct or indirect wholly-owned subsidiaries will not be entitled to receive the Per Share Merger Consideration. Options, awards of restricted stock units and awards of performance-based restricted stock units granted or issued under various benefit plans will paid out as described below under “Treatment of Equity Incentive Awards”.

Shareholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special shareholder meeting that will be held on a date to be announced. Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company common stock (the “Shareholder Approval”), (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Meiji Yasuda, (3) the receipt of certain insurance regulatory approvals and (4) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.

The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, not to engage in certain kinds of transactions during this period, and to convene and hold a meeting of its shareholders for the purpose of obtaining the Shareholder Approval.

In addition, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by April 25, 2016, which date can be extended by either party until July 25, 2016 in the event of delays in obtaining regulatory approval.

Treatment of Equity Incentive Awards

Pursuant to the Merger Agreement, at or immediately prior to the Effective Time, each option to purchase shares of common stock, whether vested or unvested, that has an exercise price per share that is less than the Per Share Merger Consideration and that is outstanding immediately prior to the Effective Time, will, as of the Effective Time, become fully vested and be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the excess of the Per Share Merger Consideration over the exercise price per share of such option and (ii) the total number of shares of Common Stock subject to such option. At the Effective Time, each option that has an exercise price per share that is greater than or equal to the Per Share Merger Consideration, whether or not exercisable or vested, will be canceled and the holder of such option will not be entitled to receive any payment in exchange for such cancellation.

Pursuant to the Merger Agreement, each award of restricted stock units that corresponds to shares of Common Stock (each, an “RSU Award”) that is outstanding immediately prior to the Effective Time will, as of the Effective Time, become fully vested and be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the Per Share Merger Consideration and (ii) the total number of shares subject to such RSU Award.

Pursuant to the Merger Agreement, at or immediately prior to the Effective Time, each award of performance shares granted under any Company stock plan as to which the performance period has not lapsed, but which is still outstanding, will be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the Per Share Merger Consideration and (ii) the number of shares that would be issuable assuming achievement of the applicable performance conditions at target (or such higher level of performance as is contractually required), prorated to reflect the portion of the performance period completed through the effective date of the Merger. To the extent that the performance period in respect to any performance share awards lapses prior to the Effective Time, but any shares earned with respect thereto have not been issued prior to the Effective Time, such award will be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the Per Share Merger Consideration and (ii) the number of shares that is determined to be payable based on performance during the completed performance period.

Pursuant to the Merger Agreement, the then current offering period under the Company’s ESPP will be deemed to end immediately prior to the Effective Time, and the amounts contributed by employees through such time will be notionally applied to the purchase of Common Stock pursuant to the terms of the offering, and the participants in such offering will receive an amount in cash, without interest, equal to the product of (i) the Per Share Merger Consideration and (ii) the number of shares that were notionally purchased with the available employee contributions.

For more information regarding the Merger and related matters, see the Company’s Current Report on Form 8-K filed on July 24, 2015.

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

RECENT DEVELOPMENTS—PROPOSED MERGER WITH MEIJI YASUDA LIFE INSURANCE COMPANY

As disclosed in Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—“Subsequent Events”, on July 23, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meiji Yasuda Life Insurance Company, a mutual insurance company (seimei hoken sōgo-kaisha) organized under the Laws of Japan (“Meiji Yasuda”), and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda, (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda.

If the proposed Merger is completed, at the effective time of the Merger (“Effective Time”), each share of the Company’s common stock, no par value, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $115.00 in cash, without interest (the “Per Share Merger Consideration”). Shares of common stock held by Meiji Yasuda or the Company or their respective direct or indirect wholly-owned subsidiaries will not be entitled to receive the Per Share Merger Consideration. Options, awards of restricted stock units and awards of performance-based restricted stock units granted or issued under various benefit plans will paid out as described in Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events—Treatment of Equity Incentive Awards”.

Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company common stock (the “Shareholder Approval”), (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Meiji Yasuda, (3) the receipt of certain insurance regulatory approvals and (4) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

For more information regarding the Merger and related matters, including the Treatment of Equity Incentive Awards, see our Current Report on Form 8-K filed on July 24, 2015, and Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events”.

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(Dollars in millions—except share data)

Net income	$64.3	$40.8	$120.8	$88.9
After-tax net capital (losses) gains	(0.3)	0.3	(5.7)	(0.4)

Net income excluding after-tax net capital (losses) gains	$64.6	$40.5	$126.5	$89.3

Net capital (losses) gains	$(0.5)	$0.5	$(9.1)	$(0.6)
Tax (benefit) expense on net capital (losses) gains	(0.2)	0.2	(3.4)	(0.2)

After-tax net capital (losses) gains	$(0.3)	$0.3	$(5.7)	$(0.4)

Net income per diluted common share:
Net income	$1.50	$0.93	$2.82	$2.02
After-tax net capital losses	(0.01)	---	(0.14)	(0.01)

Net income excluding after-tax net capital losses	$1.51	$0.93	$2.96	$2.03

Shareholders’ equity	$2,238.3	$2,251.6	$2,238.3	$2,251.6
Accumulated other comprehensive income	65.7	225.9	65.7	225.9

Shareholders’ equity excluding accumulated other comprehensive income	$2,172.6	$2,025.7	$2,172.6	$2,025.7

Diluted weighted-average common shares outstanding	42,816,712	43,710,063	42,763,036	44,027,747

Net income excluding after-tax net capital losses was $1.51 per diluted share for the second quarter of 2015, compared to $0.93 per diluted share for the second quarter of 2014. The increase in net income was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the second quarter of 2015.

Net income excluding after-tax net capital losses was $2.96 per diluted share for the first six months of 2015, compared to $2.03 per diluted share for the first six months of 2014. The increase was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the first six months of 2015.

Primary Drivers of Second Quarter and First Six Months of 2015 Results

Employee Benefits premiums increased 4.6% to $488.9 million for the second quarter of 2015 from $467.3 million for the second quarter of 2014. Employee Benefits premiums increased 4.3% to $966.9 million for the first six months of 2015 from $926.7 million for the first six months of 2014. The increases for the second quarter and the first six months of 2015 were primarily due to higher Employee Benefits annualized new sales and favorable retention of existing customers for the second half of 2014 and the first six months of 2015 compared to prior periods. Employee Benefits annualized new sales were $32.2 million for the second quarter of 2015, compared to $21.0 million for the second quarter of 2014. Employee Benefits annualized new sales were $155.5 million for the first six months of 2015, compared to $83.5 million for the first six months of 2014. The increases in sales for the second quarter and the first six months of 2015 reflected an increase in proposal activity. The benefit ratio for Employee Benefits was 77.5% for the second quarter of 2015, compared to 82.0% for the second quarter of 2014. The benefit ratio for Employee Benefits was 77.5% for the first six months of 2015, compared to 81.4% for the first six months of 2014.

Individual Disability premiums were $50.9 million for the second quarter of 2015, compared to $48.9 million for the second quarter of 2014. Individual Disability premiums were $101.3 million for the first six months of 2015, compared to $97.0 million for the first six months of 2014. The increases for the second quarter and the first six months of 2015 were primarily due to higher Individual Disability annualized new sales and favorable retention of existing customers for the second half of 2014 and the first six months of 2015 compared to prior periods. The Individual Disability benefit ratio was 43.8% for the second quarter of 2015, compared to 79.3% for the second quarter of 2014 and was 44.0% for the first six months of 2015, compared to 66.8% for the first six months of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio can fluctuate widely on a quarterly basis and tends to be more stable when measured on an annual basis.

Asset Management reported income before income taxes of $24.5 million for the second quarter of 2015, compared to $22.0 million for the second quarter of 2014 and $43.9 million for the first six months of 2015, compared to $38.4 million for the first six months of 2014. The increases were primarily due to higher net investment income and higher administrative fees. The increase in administrative fees was primarily due to the increase in assets under administration. Assets under administration, which include assets related to retirement plans, individual fixed annuities and commercial mortgage loans managed for third-party investors, increased 2.3% to $26.62 billion at June 30, 2015 from $26.03 billion at June 30, 2014, primarily reflecting higher equity values and positive cash flows for retirement plan assets under administration, partially offset by the sale of our private client wealth management business, which included assets under administration of approximately $850 million at the time of sale.

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

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At June 30, 2015, our fixed maturity securities watch list totaled $7.7 million at fair value and $8.7 million at amortized cost after OTTI. We recorded $1.6 million of OTTI related to credit loss for the second quarter and the first six months of 2015, compared to $0.1 million of OTTI related to credit loss for the second quarter and the first six months of 2014. We recorded no OTTI related to noncredit loss for the second quarter and the first six months of 2015 and 2014. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Total real estate was $28.5 million at June 30, 2015, compared to $37.0 million at December 31, 2014. The $8.5 million decrease in total real estate for the first six months of 2015 was primarily due to the sale of Real Estate Owned and the impairments on Real Estate Owned.

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

We have adopted Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects as of January 1, 2015, which permits entities to account for investments in qualified affordable housing projects under the proportional amortization method (“PAM”). The majority of our tax-advantaged investments qualify as affordable housing project investments and are accounted for under PAM. Under PAM, the cost of the investment is amortized in each period in proportion to the tax credits and benefits from tax losses received in that period to total benefits to be received over the life of the investment and allows the amortization of the investment and the tax benefits to be recorded in income taxes on the unaudited condensed consolidated statements of income. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the related investment losses are recorded in net investment income. We believe this presentation is a more accurate matching of the costs and benefits for these investments.

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

We perform an impairment analysis at least quarterly for all tax-advantaged investments. If the net present value of expected future cash flows of a tax-advantaged investment is less than the current book value of the investment, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss in the period in which it was determined to be impaired. We recorded no OTTI related to tax-advantaged investments that qualify as affordable housing investments for the second quarters and first six months of 2015 and 2014. We recorded OTTI of $2.8 million and $5.7 million related to tax-advantaged investments that did not qualify as affordable housing investments for the second quarter and the first six months of 2015, respectively. We did not record OTTI for the second quarter and the first six months of 2014 related to tax-advantaged investments that did not qualify as affordable housing investments.

Derivative Instruments

We use derivative financial instruments to mitigate business risks including interest rate risk exposure. We have the following derivatives: interest rate swaps, index-based interest guarantees embedded in indexed annuities (“Index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”).

We use interest rate swaps to reduce the risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, and to protect the value of our investments. These interest rate swaps are designed to qualify for hedge accounting as cash flow and fair value hedges. Valuations for interest rate swaps are sensitive to changes in the interest rate environment. Interest rate swaps are recognized as either other invested assets or other liabilities and are reported at fair value. To qualify for hedge accounting, we document the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a cash flow hedge or a fair value hedge at the inception of the hedging transaction. Included in this documentation is how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities as well as a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how ineffectiveness will be recorded.

A derivative instrument designated as part of a hedging relationship must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is assessed at inception and at least quarterly throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the interest rate swap to the hedged item. Quantitative methods include regression or other statistical analysis of changes in the fair value or cash flows associated with the hedge relationship.

In the event a hedged item is disposed, we will terminate the related interest rate swap and recognize a capital gain or loss on termination.

Cash settlement activity of derivative contracts is reported in the unaudited condensed consolidated statements of cash flows as a component of proceeds from or acquisition of other invested assets.

Index-based interest guarantees and S&P 500 Index options do not qualify for hedge accounting. We sell indexed annuities, which permit the holder to elect a fixed interest rate return or an indexed return, where interest credited to the contracts is based on the performance of the S&P 500 Index, subject to an upper limit or cap and minimum guarantees. Policyholders may elect to rebalance between interest crediting options at renewal dates annually. At each renewal date, we have the opportunity to re-price the indexed component by changing the cap, subject to minimum guarantees. We estimate the fair value of the index-based interest guarantees for the current period and for all future reset periods until contract maturity. Changes in the fair value of the index-based interest guarantees are recorded in interest credited.

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

Common Stock

In the second quarter of 2015, the Federal Home Loan Bank (“FHLB”) of Seattle completed its merger with the FHLB of Des Moines. The merger does not have a material effect on our business, financial position, results of operations, cash flows, existing funding agreements with the FHLB, and is not anticipated to impact our utilization of the FHLB program or its products in the future. At June 30, 2015, Standard owned $22.1 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. The FHLB of Des Moines common stock is carried at par value and accounted for under the cost method. We periodically evaluate FHLB of Des Moines common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. We did not record OTTI related to the FHLB of Des Moines common stock for the second quarter of 2015. We did not record OTTI related to the FHLB of Seattle common stock for the first six months of 2015 and first six months of 2014.

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

The following table sets forth total reserve balances by reserve type:

	June 30,	December 31,
	2015	2014

	(In millions)
Reserves:
Policy reserves	$1,079.9	$1,082.9
Claim reserves	4,747.1	4,749.4

Total reserves	$5,827.0	$5,832.3

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

The following table sets forth total reserve balances by calculation methodology:

	June 30, 2015	Percent of Total	December 31, 2014	Percent of Total

	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,170.4	88.8%	$5,182.5	88.8%
Reserves determined by internally-developed formulas	643.8	11.0	634.8	10.9
Reserves based on subjective judgment	12.8	0.2	15.0	0.3

Total reserves	$5,827.0	100.0%	$5,832.3	100.0%

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

The following table sets forth policy reserves by block of business:

	June 30, 2015	December 31, 2014

	(In millions)
Policy reserves:
Individual disability insurance	$270.3	$266.7
Individual and group immediate annuity businesses	219.3	219.9
Individual life insurance	590.3	596.3

Total policy reserves	$1,079.9	$1,082.9

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

The following table sets forth total claim reserves by block of business:

	June 30, 2015	December 31, 2014

	(In millions)
Claim reserves:
Group disability insurance	$3,204.5	$3,199.6
Individual disability insurance	823.6	822.1
Group life insurance	719.0	727.7

Total claim reserves	$4,747.1	$4,749.4

Group and individual disability insurance

Claim reserves for our disability insurance products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The discount rate used for newly incurred long term disability insurance claim reserves and life waiver reserves was 4.00% at June 30, 2015, December 31, 2014 and June 30, 2014.

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

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the second quarter of 2015 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claim reserves for the second quarter of 2015.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	June 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)

DAC	$349.7	$336.9	3.8%
VOBA	16.6	17.8	(6.7)
Other intangible assets	15.7	26.3	(40.3)

Total DAC, VOBA and other intangible assets	$382.0	$381.0	0.3

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

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability insurance business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability insurance and group life insurance business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life insurance products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability insurance claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $72.2 million and $71.0 million at June 30, 2015 and December 31, 2014, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$85.3	24.4%	$82.4	24.5%
VOBA	3.5	21.0	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The impact of unlocking in prior periods on DAC and VOBA balances was an increase of $0.1 million and a decrease of $0.7 million for the second quarters of 2015 and 2014, respectively. The impact of unlocking in prior periods on DAC and VOBA balances was an increase of $0.1 million and a decrease of $0.8 million for the first six months of 2015 and 2014, respectively.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 3.9 years and will be fully amortized by the end of 2022. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $53.4 million and $48.4 million at June 30, 2015 and December 31, 2014, respectively. In the first six months of 2015, we recorded a $5.6 million impairment to other intangible assets. The impairment was related to the sale of the assets of our private client wealth management business. We did not record an impairment to other intangible assets in the first six months of 2014.

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

We are required to recognize the funded status of our pension and postretirement benefit plans as an asset or liability on our unaudited condensed consolidated balance sheets. For pension plans, this is measured as the difference between the plan assets at fair value and the projected benefit obligation as of the balance sheet date. For our postretirement plan, this is measured as the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of the unaudited condensed consolidated balance sheet date. Unrecognized actuarial gains or losses, prior service costs or credits, and transition assets are amortized, net of tax, out of accumulated other comprehensive income or loss as components of net periodic benefit cost.

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

In the fourth quarter of 2014, we adopted an updated mortality table which was a significant driver of the increase in the projected benefit obligation at December 31, 2014 and related increase in operating expenses for the first six months of 2015 compared to the first six months of 2014.

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

Administrative Fees

Administrative fees for Asset Management include asset-based and plan-based fees related to our retirement plans and private client wealth management businesses, and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fees is the level of assets under administration for retirement plans, which is driven by equity and debt market performance and net customer deposits. Assets under administration that produce administrative fees include retirement plan group annuity and separate account products, retirement plan trust products and commercial mortgage loans under administration for other investors.

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

Net Capital Gains and Losses

Net capital gains and losses are reported in the Other category and are not likely to occur in a stable pattern. Net capital gains and losses primarily occur as a result of sales of our assets for more or less than carrying value, OTTI of investments in our bond portfolio, provisions to our commercial mortgage loan loss allowance, impairments of real estate and impairments of other invested assets.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change

	(Dollars in millions—except per share data)
Revenues:
Premiums	$542.6	$519.2	4.5%	$1,074.7	$1,029.3	4.4%
Administrative fees	33.1	32.6	1.5	65.8	64.2	2.5
Net investment income	159.3	154.8	2.9	312.6	308.7	1.3
Net capital (losses) gains:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(1.6)	(0.1)	1,500.0	(1.6)	(0.1)	1,500.0
All other net capital gains (losses)	1.1	0.6	83.3	(7.5)	(0.5)	1,400.0

Total net capital (losses) gains	(0.5)	0.5	(200.0)	(9.1)	(0.6)	1,416.7

Total revenues	734.5	707.1	3.9	1,444.0	1,401.6	3.0

Benefits and expenses:
Benefits to policyholders	404.7	426.2	(5.0)	803.4	827.3	(2.9)
Interest credited	40.9	40.6	0.7	82.0	84.1	(2.5)
Operating expenses	128.2	115.3	11.2	250.1	228.4	9.5
Commissions and bonuses	53.4	49.7	7.4	114.1	101.5	12.4
Premium taxes	9.6	8.1	18.5	18.7	17.2	8.7
Interest expense	7.7	7.9	(2.5)	15.5	16.3	(4.9)
Net decrease (increase) in DAC, VOBA and other intangible assets	0.6	2.0	(70.0)	(6.6)	0.8	(925.0)

Total benefits and expenses	645.1	649.8	(0.7)	1,277.2	1,275.6	0.1

Income before income taxes	89.4	57.3	56.0	166.8	126.0	32.4
Income taxes	25.1	16.5	52.1	46.0	37.1	24.0

Net income	$64.3	$40.8	57.6	$120.8	$88.9	35.9

Net Income per common share:
Basic	$1.52	$0.94	$0.58	$2.86	$2.04	$0.82
Diluted	1.50	0.93	0.57	2.82	2.02	0.80

Weighted-average common shares outstanding:
Basic	42,248,656	43,311,156	(2.5)%	42,190,017	43,602,275	(3.2)%
Diluted	42,816,712	43,710,063	(2.0)	42,763,036	44,027,747	(2.9)

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.5%	82.0%		77.5%	81.4%
Individual Disability	43.8	79.3		44.0	66.8

Total assets under administration	$26,616.7	$26,028.5	2.3%	$26,616.7	$26,028.5	2.3%
Consolidated portfolio yields:
Fixed maturity securities	3.95%	4.15%		3.95%	4.15%
Commercial mortgage loans	5.43	5.72		5.43	5.72
Combined federal and state effective income tax rate	28.1	28.8		27.6	29.4

Second Quarter of 2015 Compared to Second Quarter of 2014

Net income was $64.3 million for the second quarter of 2015, compared to $40.8 million for the second quarter of 2014. The increase in net income was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the second quarter of 2015.

Revenues

The increase in revenues for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher premiums in Employee Benefits and Individual Disability.

Premiums

The increase in premiums for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the increase in administrative fees from Asset Management as a result of growth in assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenue and bond call premiums. See “Business Segments—Asset Management.”

Net Capital Losses

The increase in net capital losses for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to impairments of certain tax-advantaged investments that did not qualify as affordable housing investments. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Operating Expenses

The increase in operating expenses for the second quarter of 2015 compared to the second quarter of 2014 reflected expenses associated with business growth, approximately $3 million of expenses related to the announced proposed merger and an expense increase of $2.6 million due to the adoption of a new mortality table for our employee retirement plan at the end of 2014. See “Business Segments—Other.”

Commissions and Bonuses

The increase in commissions and bonuses for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in premiums and sales for Employee Benefits. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in the margin between net investment income and interest credited for fixed deferred annuity products, partially offset by an increase in deferrals for individual annuities and Employee Benefits, which was a result of higher sales. See “Business Segments—Asset Management” and “Business Segments—Insurance Services.”

Income Taxes

The decrease in the effective income tax rate for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher utilization of tax credits for the second quarter of 2015, partially offset by higher taxable income relative to permanent book-to-tax differences. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

First Six Months of 2015 Compared to First Six Months of 2014

Net income was $120.8 million for the first six months of 2015, compared to $88.9 million for the first six months of 2014. The increase in net income was primarily due to more favorable claims experience in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the first six months of 2015.

Revenues

The increase in revenues for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher premiums in Employee Benefits and Individual Disability. The increase in annualized new sales for the first six months of 2015 reflected an increase in proposal activity. See “Business Segments—Insurance Services.”

Premiums

The increase in premiums for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher Employee Benefits and Individual Disability annualized new sales and favorable retention of existing customers. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the first six months of 2015 compared to the first six months of 2014 was primarily due to the increase in administrative fees from Asset Management as a result of growth in assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenue and bond call premiums. See “Business Segments—Asset Management.”

Net Capital Losses

The increase in net capital losses for the first six months of 2015 compared to the first six months of 2014 was primarily due to impairments of certain tax-advantaged investments that did not qualify as affordable housing investments and the impairment related to the sale of the assets in our private client wealth management business, partially offset by a decrease in the provision to our commercial mortgage loan loss allowance. See “Business Segments—Other.”

Benefits to Policyholders

The decrease in benefits to policyholders for the first six months of 2015 compared to the first six months of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products. The decrease was partially offset by growth in our retirement plan general account assets under administration. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the first six months of 2015 compared to the first six months of 2014 was primarily due additional expenses related to business growth and an expense increase of $5.1 million due to the adoption of a new mortality table for our employee retirement plan. See “Business Segments—Other.”

Commissions and Bonuses

The increase in commissions and bonuses for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in premiums and sales for Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in deferrals for individual annuities and Employee Benefits, which was a result of higher sales. See “Business Segments—Asset Management” and “Business Segments—Insurance Services.”

Income Taxes

The decrease in the effective income tax rate for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher utilization of tax credits for the first six months of 2015, partially offset by higher taxable income relative to permanent book-to-tax differences. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Employee Benefits	75.9%	75.9%	76.0%	76.0%
Individual Disability	8.9	8.8	8.9	8.8

Total Insurance Services	84.8	84.7	84.9	84.8
Asset Management	15.2	15.3	15.1	15.2

Total	100.0%	100.0%	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Three Months Ended June 30, 2015
	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change From 2014

	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$204.3	$	---	$204.3	0.7%
Group long term disability	195.4		---	195.4	3.2
Group short term disability	61.5		---	61.5	7.0
Group other	20.3		---	20.3	4.6
Experience rated refunds	7.4		---	7.4	(489.5)

Total Employee Benefits	488.9		---	488.9	4.6
Individual Disability	---		50.9	50.9	4.1

Total Premiums	488.9		50.9	539.8	4.6
Administrative fees	4.1		0.1	4.2	(2.3)
Net investment income	65.2		14.2	79.4	---

Total revenues	558.2		65.2	623.4	3.9

Benefits and expenses:
Benefits to policyholders	377.6		22.3	399.9	(5.0)
Interest credited	1.2		---	1.2	---
Operating expenses	87.4		7.7	95.1	11.2
Commissions and bonuses	31.6		11.9	43.5	5.3
Premium taxes	8.5		1.1	9.6	18.5
Net decrease (increase) in DAC, VOBA and other intangible assets	1.8		(2.4)	(0.6)	(50.0)

Total benefits and expenses	508.1		40.6	548.7	(1.3)

Income before income taxes	$50.1		$24.6	$74.7	69.8

	Three Months Ended June 30, 2014
	Employee Benefits	Individual Disability		Total Insurance Services

	(In millions)
Revenues:
Premiums:
Group life and AD&D	$202.9	$	---	$202.9
Group long term disability	189.4		---	189.4
Group short term disability	57.5		---	57.5
Group other	19.4		---	19.4
Experience rated refunds	(1.9)		---	(1.9)

Total Employee Benefits	467.3		---	467.3
Individual Disability	---		48.9	48.9

Total Premiums	467.3		48.9	516.2
Administrative fees	4.2		0.1	4.3
Net investment income	66.1		13.3	79.4

Total revenues	537.6		62.3	599.9

Benefits and expenses:
Benefits to policyholders	382.2		38.8	421.0
Interest credited	1.2		---	1.2
Operating expenses	78.7		6.8	85.5
Commissions and bonuses	29.7		11.6	41.3
Premium taxes	7.3		0.8	8.1
Net decrease (increase) in DAC, VOBA and other intangible assets	1.8		(3.0)	(1.2)

Total benefits and expenses	500.9		55.0	555.9

Income before income taxes	$36.7		$7.3	$44.0

	Six Months Ended June 30, 2015
	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change From 2014

	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$418.6	$	---	$418.6	3.8%
Group long term disability	390.5		---	390.5	3.1
Group short term disability	121.6		---	121.6	8.8
Group other	41.4		---	41.4	7.3
Experience rated refunds	(5.2)		---	(5.2)	(3.7)

Total Employee Benefits	966.9		---	966.9	4.3
Individual Disability	---		101.3	101.3	4.4

Total Premiums	966.9		101.3	1,068.2	4.3
Administrative fees	8.1		0.1	8.2	(3.5)
Net investment income	129.1		27.9	157.0	(0.6)

Total revenues	1,104.1		129.3	1,233.4	3.6

Benefits and expenses:
Benefits to policyholders	747.1		44.6	791.7	(3.1)
Interest credited	1.9		---	1.9	---
Operating expenses	170.4		15.3	185.7	9.4
Commissions and bonuses	69.2		24.8	94.0	9.7
Premium taxes	16.6		2.1	18.7	8.7
Net increase in DAC, VOBA and other intangible assets	(3.4)		(4.8)	(8.2)	49.1

Total benefits and expenses	1,001.8		82.0	1,083.8	(0.2)

Income before income taxes	$102.3		$47.3	$149.6	44.1

	Six Months Ended June 30, 2014
	Employee Benefits	Individual Disability		Total Insurance Services

	(In millions)
Revenues:
Premiums:
Group life and AD&D	$403.1	$	---	$403.1
Group long term disability	378.6		---	378.6
Group short term disability	111.8		---	111.8
Group other	38.6		---	38.6
Experience rated refunds	(5.4)		---	(5.4)

Total Employee Benefits	926.7		---	926.7
Individual Disability	---		97.0	97.0

Total Premiums	926.7		97.0	1,023.7
Administrative fees	8.4		0.1	8.5
Net investment income	131.3		26.7	158.0

Total revenues	1,066.4		123.8	1,190.2

Benefits and expenses:
Benefits to policyholders	752.6		64.8	817.4
Interest credited	1.9		---	1.9
Operating expenses	156.1		13.6	169.7
Commissions and bonuses	63.0		22.7	85.7
Premium taxes	15.4		1.8	17.2
Net increase in DAC, VOBA and other intangible assets	(0.7)		(4.8)	(5.5)

Total benefits and expenses	988.3		98.1	1,086.4

Income before income taxes	$78.1		$25.7	$103.8

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

	(Dollars in millions)
Key indicators:
Annualized new sales:
Employee Benefits	$32.2	$21.0	53.3%	$155.5	$83.5	86.2%
Individual Disability	5.2	4.9	6.1	10.9	9.4	16.0
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.5%	82.0%		77.5%	81.4%
Individual Disability	43.8	79.3		44.0	66.8
Operating expense ratio (% of premiums):
Employee Benefits	17.9	16.8		17.6	16.8
Individual Disability	15.1	13.9		15.1	14.0
Discount rate	4.00	4.00		4.00	4.00

Second Quarter of 2015 Compared to Second Quarter of 2014

Income before income taxes for Insurance Services was $74.7 million for the second quarter of 2015, compared to $44.0 million for the second quarter of 2014. The increase in income before income taxes was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses.

Premiums

The increase in premiums for Employee Benefits for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher Employee Benefits annualized new sales and favorable retention of existing customers for the second quarter of 2015 compared to the second quarter of 2014. The increase in sales for the second quarter of 2015 reflected an increase in proposal activity. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. Benefits to policyholders related to incurred claims for the second quarter of 2015 decreased for group life and group long term disability compared to the second quarter of 2014. Long term disability insurance claims incidence for the second quarter of 2015 decreased 2.9%, compared to the second quarter of 2014.

The discount rate used for newly established long term disability insurance claim reserves and life waiver reserves was 4.00% for the second quarters of 2015 and 2014. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

The benefit ratio for Employee Benefits was 77.5% for the second quarter of 2015, compared to 82.0% for the second quarter of 2014. The decrease in the benefit ratio was primarily due to more favorable claims experience for the second quarter of 2015 compared to the second quarter of 2014. The favorable claims experience for the second quarter of 2015 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves.

The benefit ratio for Individual Disability decreased to 43.8% for the second quarter of 2015, compared to 79.3% for the second quarter of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in compensation related costs.

Commissions and bonuses

The increase in commissions and bonuses for Insurance Services for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in premiums and sales for Employee Benefits.

First Six Months of 2015 Compared to First Six Months of 2014

Income before income taxes for Insurance Services was $149.6 million for the first six months of 2015, compared to $103.8 million for the first six months of 2014. The increase in income before income taxes was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses.

Premiums

The increase in premiums for Employee Benefits for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher Employee Benefits annualized new sales and favorable retention of existing customers for the first six months of 2015 compared to the first six months of 2014. The increase in sales for the first six months of 2015 reflected an increase in proposal activity. See “Basis of Presentation—Premiums.”

The increase in premiums for Individual Disability for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers.

Net Investment Income

The decrease in net investment income for Insurance Services for the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in portfolio yields for fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The decrease in benefits to policyholders (including interest credited) for Insurance Services for the first six months of 2015 compared to the first six months of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability. Benefits to policyholders related to incurred claims for the first six months of 2015 decreased for both group life and group long term disability compared to the first six months of 2014. Long term disability insurance claims incidence for the first six months of 2015 decreased by 4.6%, compared to the first six months of 2014.

The discount rate used for newly established long term disability insurance claim reserves and life waiver reserves was 4.00% for both the first six months of 2015 and 2014. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims—Claim Reserves” for more information.

The benefit ratio for Employee Benefits was 77.5% for the first six months of 2015, compared to 81.4% for the first six months of 2014. The decrease in the benefit ratio was primarily due to more favorable claims experience for the first six months of 2015 compared to the first six months of 2014. The favorable claims experience for the first six months of 2015 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves.

The benefit ratio for Individual Disability decreased to 44.0% for the first six months of 2015, compared to 66.8% for first six months of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in compensation related costs.

Commissions and bonuses

The increase in commissions and bonuses for Insurance Services for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in premiums and sales for Employee Benefits.

Net Change in DAC, VOBA and Other Intangible Assets

The increase in DAC, VOBA and other intangible assets for Insurance Services for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in deferrals for Employee Benefits, which was a result of higher sales.

Asset Management

The following table sets forth our Asset Management results of operations and key indicators:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

	(Dollars in millions)
Revenues:
Premiums:
Retirement plans	$1.0	$0.1	900.0%	$1.5	$1.2	25.0%
Individual annuities	1.8	2.9	(37.9)	5.0	4.4	13.6

Total premiums	2.8	3.0	(6.7)	6.5	5.6	16.1

Administrative fees:
Retirement plans	26.0	24.7	5.3	50.8	48.7	4.3
Other financial services businesses	7.8	8.4	(7.1)	16.7	16.6	0.6

Total administrative fees	33.8	33.1	2.1	67.5	65.3	3.4

Net investment income:
Retirement plans	31.3	28.8	8.7	61.0	55.8	9.3
Individual annuities	36.6	39.4	(7.1)	73.2	79.7	(8.2)
Other financial services businesses	7.1	4.0	77.5	12.0	6.2	93.5

Total net investment income	75.0	72.2	3.9	146.2	141.7	3.2

Total revenues	111.6	108.3	3.0	220.2	212.6	3.6

Benefits and expenses:
Benefits to policyholders	4.8	5.2	(7.7)	11.7	9.9	18.2
Interest credited	39.7	39.4	0.8	80.1	82.2	(2.6)
Operating expenses	31.5	30.1	4.7	62.8	60.0	4.7
Commissions and bonuses	9.9	8.4	17.9	20.1	15.8	27.2
Net decrease in DAC, VOBA and other intangible assets	1.2	3.2	(62.5)	1.6	6.3	(74.6)

Total benefits and expenses	87.1	86.3	0.9	176.3	174.2	1.2

Income before income taxes	$24.5	$22.0	11.4	$43.9	$38.4	14.3

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

	(Dollars in millions)
Key indicators:
Interest credited (% of net investment income):
Retirement plans	54.3%	56.6%		55.4%	57.5%
Individual annuities	60.1	58.6		61.5	62.9
Retirement plans annualized operating expenses (% of average assets under administration)	0.46%	0.47%		0.46%	0.47%
Commercial mortgage loans originated	$544.9	$372.0	46.5%	$879.9	$617.1	42.6%
Individual annuity sales	101.0	78.9	28.0	220.8	134.7	63.9
Assets under administration:
Retirement plans general account				$2,899.2	$2,595.7	11.7%
Retirement plans separate account				7,431.4	7,133.5	4.2

Total retirement plans insurance products				10,330.6	9,729.2	6.2
Retirement plans trust products				9,542.3	8,971.9	6.4
Individual annuities				3,360.5	3,250.4	3.4
Commercial mortgage loans for other investors				3,383.3	3,175.3	6.6
Private client wealth management				---	901.7	(100.0)

Total assets under administration				$26,616.7	$26,028.5	2.3

Second Quarter of 2015 Compared to Second Quarter of 2014

Income before income taxes for Asset Management was $24.5 million for the second quarter of 2015, compared to $22.0 million for the second quarter of 2014. The increase was primarily due to higher net investment income and higher administrative fees.

Administrative Fees

The increase in administrative fees for Asset Management for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in assets under administration. Assets under administration increased 2.3% to $26.62 billion at June 30, 2015, compared to $26.03 billion at June 30, 2014 primarily reflecting higher equity values and positive cash flows for retirement plan assets under administration, partially offset by the sale of our private client wealth business in the second quarter of 2015, which included assets under administration of approximately $850 million at the time of sale.

Net Investment Income

The increase in net investment income for Asset Management for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenue and bond call premiums. Commercial mortgage loan prepayment fees and bond call premiums were $5.7 million for the second quarter of 2015, compared to $3.1 million for the second quarter of 2014.

Benefits to Policyholders

The decrease in benefits to policyholders for Asset Management for the second quarter of 2015 compared to the second quarter of 2014 was primarily due a lower change in reserves, which corresponds with the decrease in premiums for single-premium life-contingent annuity products. See “Basis of Presentation—Premiums.”

Operating Expenses

The increase in operating expenses for Asset Management for the second quarter of 2015 compared to the second quarter of 2014 was primarily to support business growth, consistent with growth in assets under administration.

Commissions and Bonuses

The increase in commissions and bonuses for Asset Management for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher individual annuity sales.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for Asset Management for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products. This decrease was partially offset by an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales for the second quarter of 2015 compared to the second quarter of 2014. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

First Six Months of 2015 Compared to First Six Months of 2014

Income before income taxes for Asset Management was $43.9 million for the first six months of 2015, compared to $38.4 million for the first six months of 2014. The increase was primarily due to higher net investment income, higher administrative fees and lower interest credited. This increase was partially offset by an increase in operating expenses, which was primarily to support business growth, consistent with growth in assets under administration.

Administrative Fees

The increase in administrative fees for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in assets under administration. Assets under administration increased 2.3% to $26.62 billion at June 30, 2015, compared to $26.03 billion at June 30, 2014 primarily reflecting higher equity values and positive cash flows for retirement plan assets under administration.

Net Investment Income

The increase in net investment income for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenue and bond call premiums. Commercial mortgage loan prepayment fees and bond call premiums were $8.0 million for the first six months of 2015, compared to $5.4 million for the first six months of 2014.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher change in reserves, which corresponds with the increase in premiums for single-premium life-contingent annuity products. See “Basis of Presentation—Premiums.”

Interest Credited

The decrease in interest credited for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products. The decrease was partially offset by growth in our retirement plan general account assets under administration.

Operating Expenses

The increase in operating expenses for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily to support business growth, consistent with growth in assets under administration.

Commissions and Bonuses

The increase in commissions and bonuses for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher individual annuity sales.

Net Change in DAC, VOBA and Other Intangible Assets

The net decrease in DAC, VOBA and other intangible assets for Asset Management for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products. This decrease was partially offset by an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales for the first six months of 2015 compared to the first six months of 2014. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

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

The following table sets forth results and key indicators for the Other category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Dollar Change		2015	2014	Dollar Change

	(In millions)
Revenues:
Administrative fees	$(4.9)	$(4.8)		$(0.1)	$(9.9)	$(9.6)	$(0.3)
Net investment income	4.9	3.2		1.7	9.4	9.0	0.4
Net capital (losses) gains:
OTTI on fixed maturity securities	(1.6)	(0.1)		(1.5)	(1.6)	(0.1)	(1.5)
All other net capital gains (losses)	1.1	0.6		0.5	(7.5)	(0.5)	(7.0)

Total net capital (losses) gains	(0.5)	0.5		(1.0)	(9.1)	(0.6)	(8.5)

Total revenues	(0.5)	(1.1)		0.6	(9.6)	(1.2)	(8.4)

Benefits and expenses:
Operating expenses	1.6	(0.3)		1.9	1.6	(1.3)	2.9
Interest expense	7.7	7.9		(0.2)	15.5	16.3	(0.8)

Total benefits and expenses	9.3	7.6		1.7	17.1	15.0	2.1

Loss before income taxes	$(9.8)	$(8.7)		$(1.1)	$(26.7)	$(16.2)	$(10.5)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$0.9	$0.9	$	---	$1.4	$2.3	$(0.9)
Commercial mortgage loans	2.0	0.1		1.9	2.4	(1.2)	3.6
Real estate	(0.8)	(0.4)		(0.4)	(1.3)	(0.6)	(0.7)
Other	(2.6)	(0.1)		(2.5)	(11.6)	(1.1)	(10.5)

Total net capital (losses) gains	$(0.5)	$0.5		$(1.0)	$(9.1)	$(0.6)	$(8.5)

Provision change gain (loss) to our commercial mortgage loan loss allowance	$1.9	$(0.5)		$2.4	$2.2	$(2.2)	$4.4

Second Quarter of 2015 Compared to Second Quarter of 2014

The Other category reported a loss before income taxes of $9.8 million for the second quarter of 2015, compared to a loss before income taxes of $8.7 million for the second quarter of 2014. Net capital losses were $0.5 million for the second quarter of 2015, compared to net capital gains of $0.5 million for the second quarter of 2014. The loss before income taxes excluding net capital losses was $9.3 million for the second quarter of 2015, compared to $9.2 million for the second quarter of 2014. The increase in the loss before income taxes excluding net capital gains and losses was primarily due to an increase in operating expenses, partially offset by an increase in net investment income.

Net Investment Income

The increase in net investment income for the Other category for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in the amount of invested assets allocated to the Other category.

Net Capital Losses

The increase in net capital losses for the Other category for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to impairments of certain tax-advantaged investments that did not qualify as affordable housing investments, partially offset by a decrease in the provision to our commercial mortgage loan loss allowance for the second quarter of 2015 compared to the second quarter of 2014.

Operating Expenses

The increase in operating expenses for the Other category for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to approximately $3 million of expenses related to the proposed merger with Meiji Yasuda. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events”.

First Six Months of 2015 Compared to First Six Months of 2014

The Other category reported a loss before income taxes of $26.7 million for the first six months of 2015, compared to a loss before income taxes of $16.2 million for the first six months of 2014. Net capital losses were $9.1 million for the first six months of 2015, compared to $0.6 million for the first six months of 2014. The loss before income taxes excluding net capital losses was $17.6 million for the first six months of 2015, compared to $15.6 million for the first six months of 2014. The increase in the loss before income taxes excluding net capital losses was primarily due to an increase in operating expenses, partially offset by a decrease in interest expenses and an increase in net investment income.

Net Investment Income

The increase in net investment income for the Other category for the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in the amount of invested assets allocated to the Other category.

Net Capital Losses

The increase in net capital losses for the Other category for the first six months of 2015 compared to the first six months of 2014 was primarily due to impairments of certain tax-advantaged investments that did not qualify as affordable housing investments and impairment related to the sale of the assets in our private client wealth management business. Partially offsetting the increase in net capital losses was a decrease in the provision to our commercial mortgage loan loss allowance for the first six months of 2015 compared to the first six months of 2014.

Operating Expenses

The increase in operating expenses for the Other Category for the first six months of 2015 compared to the first six months of 2014 was primarily due to approximately $3 million of expenses related to the proposed merger with Meiji Yasuda. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events.”

Interest Expense

The decrease in interest expense for the Other category for the first six months of 2015 compared to the first six months of 2014 was primarily due to the $47.1 million repurchase of junior subordinated debentures (“Subordinated Debt”) in the first quarter of 2014. See “Liquidity and Capital Resources—Financing Cash Flows.”

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

Interest rate risk management, along with asset-liability analysis informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specific intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at June 30, 2015.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.8%, or $303.5 million, of our fixed maturity securities portfolio at June 30, 2015. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 96% of the commercial mortgage loan portfolio contains this type of prepayment provision. In addition, approximately 2% of the commercial mortgage loan portfolio contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $206.2 million for the first six months of 2015, compared to $173.1 million for the first six months of 2014. The increase in operating cash flows for the first six months of 2015 compared to the same period in 2014 was primarily due to fluctuations in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows provided by operating activities are affected by the timing of premiums, administrative fees and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $513.8 million and $344.0 million for the first six months of 2015 and 2014, respectively. The increase in net cash used in investing activities for the first six months of 2015 compared to the first six months of 2014 was primarily due to higher fixed maturity securities acquisitions, net of proceeds from sale, maturity, or repayment of fixed maturity securities and higher commercial mortgage loan acquisitions for the first six months of 2015 compared to the first six months of 2014.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At June 30, 2015, total cash and investments consisted of 56.3% fixed maturity securities, 39.1% commercial mortgage loans, 2.0% cash and cash equivalents and 2.6% real estate and other invested assets.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$458.4	$14.3	$(3.9)	$468.8
Capital goods	929.1	34.1	(9.0)	954.2
Communications	358.9	13.7	(6.0)	366.6
Consumer goods	1,669.8	80.9	(11.5)	1,739.2
Energy	941.6	32.0	(15.6)	958.0
Finance	1,707.5	63.9	(8.6)	1,762.8
Utilities	680.5	48.0	(5.7)	722.8
Transportation and other	241.0	12.7	(2.0)	251.7

Total corporate bonds	6,986.8	299.6	(62.3)	7,224.1
U.S. government and agency bonds	207.8	30.4	(0.1)	238.1
U.S. state and political subdivision bonds	134.6	8.7	(0.4)	142.9
Foreign government bonds	80.0	6.2	---	86.2
Mortgage/asset-backed bonds	243.6	3.7	(1.7)	245.6

Total fixed maturity securities	$7,652.8	$348.6	$(64.5)	$7,936.9

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$472.6	$17.6	$(2.8)	$487.4
Capital goods	871.0	40.1	(3.0)	908.1
Communications	333.6	18.2	(2.2)	349.6
Consumer goods	1,588.9	98.3	(5.2)	1,682.0
Energy	895.1	36.2	(18.8)	912.5
Finance	1,715.1	76.0	(3.8)	1,787.3
Utilities	623.8	64.3	(0.6)	687.5
Transportation and other	240.5	15.8	(0.6)	255.7

Total corporate bonds	6,740.6	366.5	(37.0)	7,070.1
U.S. government and agency bonds	223.2	35.6	(0.2)	258.6
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9
Mortgage/asset-backed bonds	242.0	4.1	(2.1)	244.0

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	June 30, 2015	December 31, 2014	Change

	(Dollars in millions)

Fixed maturity securities	$7,936.9	$7,773.7	2.1%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.4%	5.5%
Managed by a third party	$386.6	$375.8	2.9%

Fixed maturity securities on our watch list:
Fair value	$7.7	$12.7	$(5.0)
Amortized cost after OTTI	8.7	15.2	(6.5)

Gross unrealized capital gains in our fixed maturity securities portfolio	$348.6	$423.1	$(74.5)
Gross unrealized capital losses in our fixed maturity securities portfolio	(64.5)	(39.4)	(25.1)

We recorded OTTI of $1.6 million and $0.1 million for the second quarters and the first six months of 2015 and 2014, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at June 30, 2015.

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

The following table sets forth commercial mortgage loan servicing data:

	June 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,514.7	$5,321.1	3.6%
For other institutional investors	3,383.3	3,304.1	2.4

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$9.8	$9.5	3.2%

The estimated average loan-to-value ratio for the overall portfolio was less than 70% at June 30, 2015. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at June 30, 2015. We have the contractual ability to pursue personal recourse on approximately 72% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at June 30, 2015 was approximately 8%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At June 30, 2015, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At June 30, 2015, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At June 30, 2015, we had outstanding commitments to fund commercial mortgage loans totaling $267.9 million, with fixed interest rates ranging from 3.75% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	June 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$8.7	$8.6	1.2%
Delinquency rate	0.16%	0.16%
In process of foreclosure	$1.0	$0.5	100.0

Restructured commercial mortgage loans	102.1	108.8	(6.2)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The decrease in restructured commercial mortgage loans of $6.7 million during the first six months of 2015 was associated with a decrease in the number of loans restructured.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014	Change	2015		2014	Change

	(Dollars in millions)

Number of loans foreclosed		1	1	---		1	3	(2)
Book value of loans foreclosed		$0.5	$0.6	$(0.1)		$0.5	$3.5	$(3.0)
Number of properties foreclosed and transferred to Real Estate Owned		---	1	(1)		---	3	(3)
Real estate acquired	$	---	$0.5	$(0.5)	$	---	$3.1	$(3.1)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. There were no properties foreclosed and transferred to Real Estate Owned for the second quarter and first six months of 2015. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Dollar Change	2015	2014	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$38.9	$43.5	$(4.6)	$40.0	$43.6	$(3.6)
Provision change (gain) loss	(1.9)	0.5	(2.4)	(2.2)	2.2	(4.4)
(Charge-offs) recoveries, net	(1.5)	0.4	(1.9)	(2.3)	(1.4)	(0.9)

Ending balance	$35.5	$44.4	$(8.9)	$35.5	$44.4	$(8.9)

Specific loan loss allowance	$21.8	$28.0	$(6.2)	$21.8	$28.0	$(6.2)
General loan loss allowance	13.7	16.4	(2.7)	13.7	16.4	(2.7)

Total commercial mortgage loan loss allowance	$35.5	$44.4	$(8.9)	$35.5	$44.4	$(8.9)

The decrease in the commercial mortgage loan loss allowance at June 30, 2015 compared to June 30, 2014 was primarily due to a decrease in the general and specific loan loss allowances. The increase in the charge-offs for the second quarter and first six months of 2015 compared to the same periods of 2014 were primarily related to higher losses related to charges associated with commercial mortgage loans leaving the portfolio during the second quarter and first six months of 2015.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	June 30, 2015	December 31, 2014	Dollar Change

	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$70.2	$74.2	$(4.0)
Impaired commercial mortgage loans without specific allowances for losses	28.3	31.7	(3.4)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(21.8)	(23.8)	2.0

Net carrying value of impaired commercial mortgage loans	$76.7	$82.1	$(5.4)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at June 30, 2015 compared to December 31, 2014 was primarily due to a decrease in impaired commercial mortgage loans with a specific allowance for losses.

See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7—Investments—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $337.7 million and $29.3 million for the first six months of 2015 and 2014, respectively. The increase in funds provided by financing cash flows for the first six months of 2015 compared to the first six months of 2014 was primarily due to a $177.9 million increase in policyholder fund deposits, net of withdrawals, an $85.9 million decrease in share repurchases and a $47.1 million decrease in cash used to repurchase debt. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

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

Under the Facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.53 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At June 30, 2015, we had a total debt to total capitalization ratio of 19.5% and consolidated net worth of $2.08 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At June 30, 2015, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

We have $250 million of 5.00% 10-year senior notes (“Senior Notes”), which mature on August 15, 2022. Interest is paid semi-annually on February 15 and August 15.

We have $252.9 million of Subordinated Debt, which matures on June 1, 2067, and is non-callable prior to June 1, 2017. In the first quarter of 2014, we repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 until June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. We have the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if we elect to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. We are not currently deferring interest on the Subordinated Debt. See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies” for more information.

In the second quarter of 2015, the FHLB of Seattle completed its merger with the FHLB of Des Moines. The merger does not have a material effect on our business, financial position, results of operations, cash flows, existing funding agreements with the FHLB, and is not anticipated to impact our utilization of the FHLB program or its products in the future. Standard issues collateralized funding agreements to the FHLB of Des Moines and invests the cash received from advances to support various spread-based businesses and enhance our asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At June 30, 2015, Standard had $303.4 million outstanding under funding agreements with the FHLB of Des Moines and pledged $365.0 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our statutory insurance subsidiaries is generally to maintain statutory capital and surplus at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The statutory insurance subsidiaries capital and surplus as a percentage of the Company Action Level RBC was approximately 435% at June 30, 2015. At June 30, 2015, capital and surplus, adjusted to exclude asset valuation reserves, for our regulated statutory insurance subsidiaries totaled $1.33 billion.

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

Dividends from Subsidiaries

Our ability to pay dividends to shareholders, repurchase shares and meet obligations substantially depends upon the receipt of distributions from Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Insurance Division (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, a limited business broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

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

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid an extraordinary cash distribution to StanCorp of $50.0 million for the second quarter of 2015 and paid an ordinary cash dividend of $40.0 million to StanCorp for the second quarter of 2014. Standard paid extraordinary cash distributions to StanCorp of $100.0 million for the first six months of 2015 and paid ordinary cash dividends to StanCorp of $80.0 million for the first six months of 2014.

Dividends to Shareholders

The declaration and payment of dividends to shareholders is subject to the discretion of our Board of Directors. On July 23, 2015, we entered into a Merger Agreement with Meiji Yasuda. The Merger Agreement allows us to pay out a regular annual cash dividend prior to the closing of the transaction, in an amount up to $1.40 per common share. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events”. In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999. In December 2014, StanCorp paid an annual cash dividend of $1.30 per common share, totaling $54.7 million.

Share Repurchases

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon the completion of a prior repurchase authorization during the second quarter of 2014. As of June 30, 2015, there were 2.0 million shares remaining under the February 2014 Authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use.

The following table sets forth share repurchases activity:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014

	(Dollars in millions—except per share data)
Share repurchases:
Shares repurchased		---	852,878		---	1,406,078
Cost of share repurchases	$	---	$51.3	$	---	$85.9
Weighted-average price per common share		---	60.13		---	61.11

Shares remaining under repurchase authorizations		1,972,337	2,949,434		1,972,337	2,949,434

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

S&P, Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company (“A.M. Best”) provide financial strength ratings on Standard.

The following table sets forth Standard’s financial strength ratings as of July 2015:

S&P	Moody’s	A.M. Best

A+ (Strong)	A2 (Good)	A (Excellent)(1)
5th of 20 ratings	6th of 21 ratings	3rd of 13 ratings
Outlook: Negative	Outlook: Stable	Outlook: Positive

(1)	Also includes The Standard Life Insurance Company of New York

On July 24, 2015, S&P changed their outlook for the ratings of Standard and StanCorp to Negative from Stable. A.M. Best changed their outlook for the ratings of Standard and StanCorp to Positive from Stable. On July 27, 2015, Moody’s kept their outlook for the ratings of StanCorp at Stable with a possible upgrade.

These changes in outlook were due to the announcement that StanCorp entered into a Merger Agreement with Meiji Yasuda. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events”.

Debt ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

The following table sets forth our debt ratings and issuer credit ratings as of July 2015:

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.6 million and $0.3 million for the first six months of 2015 and 2014, respectively. At June 30, 2015, we maintained a reserve of $0.4 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Dollar Change	2015	2014	Dollar Change

	(In millions)

Statutory Results	$69.1	$48.3	$20.8	$139.4	$98.9	$40.5
Adjusted GAAP Results	89.9	56.8	33.1	175.9	126.6	49.3

Difference	$(20.8)	$(8.5)	$(12.3)	$(36.5)	$(27.7)	$(8.8)

The increase in Statutory Results for the second quarter and the first six months of 2015 compared to the second quarter and the first six months of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the second quarter and the first six months of 2015 compared to the second quarter and the first six months of 2014 were primarily due to net income or loss from the holding company and noninsurance subsidiaries, partially offset by differences in the prescribed accounting treatments between GAAP and Statutory accounting practices for reserves.

The following table sets forth statutory capital and the associated asset valuation reserve:

	June 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)

Statutory capital and surplus adjusted to exclude asset valuation reserve	$1,328.0	$1,334.6	(0.5) %
Asset valuation reserve	106.1	106.2	(0.1)

Accounting Pronouncements

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Accounting Pronouncements.”

Forward-looking Statements

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Form 10-Q and in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, that are other than purely historical information. These statements, including statements about the proposed merger of StanCorp with Meiji Yasuda and estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

•	Our proposed merger with Meiji Yasuda is subject to closing conditions that are beyond our control, including required shareholder and regulatory approvals.
•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios, including the ability to pledge collateral as required.
•	Performance of business acquired through reinsurance or acquisition.
•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level.
•	Changes in accounting standards, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income, bond call premiums and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk factors related to the proposed merger with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) are as follows:

•

The Merger is subject to various closing conditions, including regulatory approvals—As disclosed in Part I, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events”, on July 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meiji Yasuda and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda. Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company common stock, (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Meiji Yasuda (3) the receipt of certain insurance regulatory approvals and (4) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.

•

Failure to timely complete the Merger could adversely impact our stock price, business, financial condition and results of operations—A failure to complete the Merger on a timely basis or at all could result in negative publicity and cause the price of our common stock to decline, in particular because our current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our stock has increased substantially. If the Merger is not consummated, the investment goals of our shareholders may be materially different than those of our shareholders on a pre-Merger announcement basis. In addition, we will remain liable for significant transaction costs that will be payable even if the Merger is not completed and could also be required to pay a termination fee to Meiji Yasuda in specific circumstances.

•

The pendency of the Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations—The proposed Merger and certain interim operating covenants that govern the conduct of our business during the pendency of the Merger could cause disruptions to the Company’s business and business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the attention of the Company’s management may be directed to Merger-related considerations, the Company’s current and prospective employees may experience uncertainty about their future roles with the Company, which may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with us in a manner that negatively impacts the Company.

•

Shareholder litigation against the Company, our directors and/or Meiji Yasuda could delay or prevent the Merger and cause us to incur significant costs and expenses—Transactions such as the Merger are often subject to lawsuits by shareholders. Conditions to the closing of the Merger require that no laws or legal restraints must have been adopted or in effect, and that no restraining order, injunction or other order, judgment, decision, opinion or decree must have been issued, in each case having the effect of making the Merger illegal or otherwise prohibiting the completion of the Merger. We cannot provide assurance as to the outcome of any potential lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of lawsuits.

General risk factors that may affect our business are as follows:

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

•

Catastrophe losses from terrorism or other factors could have an adverse effect on us—An occurrence of a significant catastrophic event, including terrorism, natural or other disasters, or a change in the nature and availability of or continuation of existing reinsurance and catastrophe reinsurance, could have a material adverse effect on our business, financial position, results of operations, cash flows or capital levels. In February 2015, we were notified of the termination of the catastrophe reinsurance pool effective June 2015. We have replaced the membership in the catastrophe reinsurance pool with traditional catastrophe reinsurance.

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We had no outstanding balance on the Facility at June 30, 2015. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line.

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

•	Increases in corporate tax rates to finance government-spending programs.

•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1-30, 2015	---	$	---	---	1,972,337
May 1-31, 2015	---		---	---	1,972,337
June 1-30, 2015	---		---	---	1,972,337

Total second quarter	---		---	---	1,972,337

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

The following table sets forth share repurchase activity:

	Three Months Ended June 30,
	2015		2014

	(Dollars in millions —except per share data)
Share repurchases:
Shares repurchased		---	852,878
Cost of share repurchases	$	---	$51.3
Weighted-average price per common share		---	60.13
Shares remaining under repurchase authorizations		1,972,337	2,949,434

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

On July 23, 2015, StanCorp Financial Group, Inc. and Meiji Yasuda Life Insurance Company issued a joint press release announcing their entry into a definitive merger agreement. A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 in Form 8-K filed on July 24, 2015 and is incorporated herein by this reference as Exhibit 10.2. See Part I, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Subsequent Events” for more information.

ITEM 6:	EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed on August 6, 2014 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-Q filed on November 5, 2014 and as amended on Registrant’s Form 8-K filed on July 24, 2015, and incorporated herein by this reference

10.1	Release and Severance Agreement between James B. Harbolt and the Company dated May 28, 2015	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 29, 2015 and incorporated herein by this reference

10.2	Agreement and Plan of Merger, dated as of July 23, 2015, by and among Meiji Yasuda Life Insurance Company, MYL Investments (Delaware) Inc. and StanCorp Financial Group, Inc.	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on July 24, 2015 and incorporated herein by this reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith