Form 10-Q
period 2015-09-30
STANCORP FINANCIAL GROUP INC
filed 2015-11-04
CIK 1079577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 23, 2015, there were 42,345,904 shares of the registrant’s common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014	2

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and the year ended December 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	78

ITEM 4.	CONTROLS AND PROCEDURES	78

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	79

ITEM 1A.	RISK FACTORS	79

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	83

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	84

ITEM 4.	MINE SAFETY DISCLOSURES	84

ITEM 5.	OTHER INFORMATION	84

ITEM 6.	EXHIBITS	84

SIGNATURES		85

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions—except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premiums	$538.5	$507.3	$1,613.2	$1,536.6
Administrative fees	32.5	32.8	98.3	97.0
Net investment income	153.7	152.6	466.3	461.3
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(2.9)	(0.3)	(4.5)	(0.4)
All other net capital losses	(3.3)	(4.4)	(10.8)	(4.9)

Total net capital losses	(6.2)	(4.7)	(15.3)	(5.3)

Total revenues	718.5	688.0	2,162.5	2,089.6

Benefits and expenses:
Benefits to policyholders	404.3	360.8	1,207.7	1,188.1
Interest credited	35.4	38.7	117.4	122.8
Operating expenses	127.0	119.9	377.1	348.3
Commissions and bonuses	56.9	53.2	171.0	154.7
Premium taxes	9.8	7.5	28.5	24.7
Interest expense	7.8	7.8	23.3	24.1
Net increase in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	(3.7)	(2.8)	(10.3)	(2.0)

Total benefits and expenses	637.5	585.1	1,914.7	1,860.7

Income before income taxes	81.0	102.9	247.8	228.9
Income taxes	25.8	33.1	71.8	70.2

Net income	$55.2	$69.8	$176.0	$158.7

Net income per common share:
Basic	$1.30	$1.63	$4.17	$3.66
Diluted	1.28	1.62	4.11	3.63
Weighted-average common shares outstanding:
Basic	42,322,478	42,777,337	42,234,656	43,324,269
Diluted	43,050,050	43,184,170	42,867,985	43,736,832

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$55.2	$69.8	$176.0	$158.7
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on fixed maturity securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(21.1)	(37.0)	(89.7)	55.3
Reclassification adjustment for net capital losses (gains) included in net income(2)	2.9	(0.6)	2.1	(2.1)
Employee benefit plans:
Prior service credit and net losses arising during the period, net(3)	---	---	(0.1)	(0.4)
Reclassification adjustment for amortization to net periodic pension cost, net(4)	2.2	0.4	6.6	1.2
Unrealized gains on derivative instruments:
Net unrealized (losses) gains on cash flow hedges(5)	(13.0)	---	3.5	---

Total other comprehensive (loss) income, net of tax	(29.0)	(37.2)	(77.6)	54.0

Comprehensive income	$26.2	$32.6	$98.4	$212.7

(1)

Net of tax benefits of $11.4 million and $20.0 million for the third quarters of 2015 and 2014, respectively, and tax benefit of $44.9 million and tax expense of $27.2 million for the first nine months of 2015 and 2014, respectively.

(2)

Net of tax expense of $1.7 million and tax benefit of $0.3 million for the third quarters of 2015 and 2014, respectively, and tax expense of $1.2 million and tax benefit of $1.1 million for the first nine months of 2015 and 2014, respectively.

(3)	Net of tax benefit of $0.3 million for the first nine months of 2014.
(4)

Net of tax expenses of $1.2 million and $0.2 million for the third quarters of 2015 and 2014, respectively, and tax expenses of $3.5 million and $0.7 million for the first nine months of 2015 and 2014, respectively.

(5)	Net of tax benefit of $7.0 million for the third quarter of 2015 and tax expense of $1.8 million for the first nine months of 2015.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2015	December 31, 2014

A S S E T S
Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,699.6 and $7,390.0)	$7,953.2	$7,773.7
Commercial mortgage loans, net	5,547.3	5,321.1
Real estate, net	25.4	37.0
Other invested assets	306.6	301.6

Total investments	13,832.5	13,433.4
Cash and cash equivalents	330.3	251.1
Premiums and other receivables	141.9	118.4
Accrued investment income	110.4	108.0
Amounts recoverable from reinsurers	995.0	994.2
DAC, VOBA and other intangible assets, net	387.7	381.0
Goodwill	36.0	36.0
Property and equipment, net	85.2	79.3
Other assets	166.0	129.4
Separate account assets	6,797.2	7,179.8

Total assets	$22,882.2	$22,710.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,820.4	$5,832.3
Other policyholder funds	6,905.5	6,537.8
Deferred tax liabilities, net	16.7	60.0
Short-term debt	1.2	1.1
Long-term debt	504.8	503.9
Other liabilities	564.4	440.1
Separate account liabilities	6,797.2	7,179.8

Total liabilities	20,610.2	20,555.0

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, 100,000,000 shares authorized; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,342,304 and 42,077,825 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23.3	5.3
Accumulated other comprehensive income	36.7	114.3
Retained earnings	2,212.0	2,036.0

Total shareholders’ equity	2,272.0	2,155.6

Total liabilities and shareholders’ equity	$22,882.2	$22,710.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in millions—except per share data)

			Accumulated
	Common Stock		Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance, January 1, 2014	44,126,389	$68.0	$134.7	$1,950.1	$2,152.8
Cumulative effect adjustment—ASU 2014-01	---	---	---	(7.2)	(7.2)

Adjusted balance, January 1, 2014	44,126,389	68.0	134.7	1,942.9	2,145.6

Net income	---	---	---	210.3	210.3
Other comprehensive loss, net of tax	---	---	(20.4)	---	(20.4)
Common stock:
Repurchased	(2,383,175)	(84.5)	---	(62.5)	(147.0)
Issued under share-based compensation plans, net	334,611	21.8	---	---	21.8
Dividends declared on common stock ($1.30 per share)	---	---	---	(54.7)	(54.7)

Balance, December 31, 2014	42,077,825	5.3	114.3	2,036.0	2,155.6

Net income	---	---	---	176.0	176.0
Other comprehensive loss, net of tax	---	---	(77.6)	---	(77.6)
Common stock:
Issued under share-based compensation plans, net	264,479	18.0	---	---	18.0

Balance, September 30, 2015	42,342,304	$23.3	$36.7	$2,212.0	$2,272.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANCORP FINANCIAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating:
Net income	$176.0	$158.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	15.3	5.3
Depreciation and amortization	115.1	109.6
DAC, VOBA and other intangible assets, net	(66.5)	(58.9)
Deferred income taxes	(2.4)	(0.6)
Changes in other assets and liabilities:
Receivables and accrued income	(26.7)	(14.4)
Future policy benefits and claims	(4.5)	(30.1)
Other, net	105.4	48.4

Net cash provided by operating activities	311.7	218.0

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	814.2	554.6
Proceeds from sale or repayment of commercial mortgage loans	999.4	982.2
Proceeds from sale of real estate	5.3	16.6
Proceeds from sale of other invested assets	11.8	14.9
Acquisition of fixed maturity securities—available-for-sale	(1,138.5)	(1,037.4)
Acquisition or origination of commercial mortgage loans	(1,224.8)	(930.3)
Acquisition of real estate	(1.2)	(0.8)
Acquisition of other invested assets	(61.6)	(87.4)
Acquisition of property and equipment, net	(17.2)	(12.7)

Net cash used in investing activities	(612.6)	(500.3)

Financing:
Policyholder fund deposits	1,938.2	2,233.3
Policyholder fund withdrawals	(1,570.5)	(1,912.7)
Repayment of debt	---	(47.1)
Issuance of common stock	11.4	12.2
Repurchases of common stock	---	(119.1)
Other, net	1.0	(0.3)

Net cash provided by financing activities	380.1	166.3

Increase (decrease) in cash and cash equivalents	79.2	(116.0)
Cash and cash equivalents, beginning of period	251.1	379.3

Cash and cash equivalents, end of period	$330.3	$263.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$137.6	$150.8
Income taxes	31.6	32.5
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	0.4	4.4
Commercial mortgage loans originated on real estate sold	---	0.6

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

Standard holds interests in tax-advantaged investments. The carrying value of these interests was $266.1 million at September 30, 2015 and $277.0 million at December 31, 2014. The majority of the tax-advantaged investments qualify as affordable housing investments and are accounted for under the proportional amortization method (“PAM”). The carrying value of the investments accounted for under PAM was $256.4 million and $257.5 million at September 30, 2015 and December 31, 2014, respectively. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the amortization of the investment are recorded in net investment income. Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting.

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

The accompanying unaudited condensed consolidated financial statements of StanCorp and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the SEC. As such, they do not include all of the information and disclosures required by GAAP for complete financial statements. Intercompany balances and transactions have been eliminated on a consolidated basis. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial condition at September 30, 2015, and for the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. Interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. This report should be read in conjunction with the Company’s 2014 annual report on Form 10-K.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (In millions)	$55.2	$69.8	$176.0	$158.7

Basic weighted-average common shares outstanding	42,322,478	42,777,337	42,234,656	43,324,269
Stock options	560,694	362,634	459,113	372,615
Stock awards	166,878	44,199	174,216	39,948

Diluted weighted-average common shares outstanding	43,050,050	43,184,170	42,867,985	43,736,832

Net income per common share:
Basic	$1.30	$1.63	$4.17	$3.66
Diluted	1.28	1.62	4.11	3.63

Antidilutive shares not included in net income per diluted common share calculation	---	150,475	---	54,986

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors (the “Board”) to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,498,529 shares or options for shares remain available for grant at September 30, 2015. Of the 3,500,000 shares authorized for the ESPP, 1,336,257 shares remain available for issuance at September 30, 2015.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Compensation cost	$3.0	$1.8	$8.0	$4.9
Related income tax benefit	1.0	0.6	2.8	1.7

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

The Company granted options to purchase 136,768 and 111,810 shares of StanCorp common stock for the first nine months of 2015 and 2014, respectively, at a weighted-average per share exercise price of $66.28 and $63.69, respectively. The fair value of each option award granted was estimated using the Black-Scholes option pricing model as of the grant date. The weighted-average grant date fair value of options granted for the first nine months of 2015 and 2014 was $18.78 and $24.49, respectively.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At September 30, 2015, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $5.4 million. This cost will be recognized over a remaining weighted-average vesting period of 2.2 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 959,521 shares available for issuance as stock award grants at September 30, 2015.

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 50,555 and 47,882 RSUs for the first nine months of 2015 and 2014, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At September 30, 2015, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $4.0 million. This cost will be recognized over a remaining weighted-average vesting period of 1.2 years.

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

The Company granted 97,512 and 77,634 Performance Shares for the first nine months of 2015 and 2014, respectively.

The Company issued 32,310 and 8,846 of StanCorp common stock under previous performance share awards for the first nine months of 2015 and 2014, respectively.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $9.6 million in additional compensation cost would be recognized through 2017. Assuming that the target performance is achieved, this cost would be recognized over a remaining weighted-average vesting period of 1.7 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $2.2 million in additional compensation cost would be recognized through 2017.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 13,540 and 15,697 shares of StanCorp common stock for the first nine months of 2015 and 2014, respectively.

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

The following table sets forth the compensation cost and related income tax benefit under the Company’s ESPP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014

	(In millions)

Compensation cost	$0.2	$	---	$0.3	$0.2
Related income tax benefit	0.1		---	0.1	0.1

On July 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda. For information about the impact the Merger with Meiji Yasuda will have on share-based compensation, see “Note 14—Proposed Merger with Meiji Yasuda—Treatment of Equity Incentive Awards.”

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

The following table sets forth the components of net periodic benefit credit and other changes in plan assets and benefit obligations recognized in other comprehensive income for pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Components of net periodic benefit cost (credit):
Service cost	$2.6	$2.2	$7.8	$6.6
Interest cost	5.0	4.8	15.1	14.4
Expected return on plan assets	(9.0)	(8.4)	(26.9)	(25.1)
Amortization of prior service cost	0.2	0.2	0.7	0.5
Amortization of net actuarial loss	2.6	0.1	7.7	0.3

Net periodic benefit cost (credit)	1.4	(1.1)	4.4	(3.3)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.5)
Amortization of net actuarial loss	(2.6)	(0.1)	(7.7)	(0.3)

Total recognized in other comprehensive income	(2.8)	(0.3)	(8.4)	(0.8)

Total recognized in net periodic benefit credit and other comprehensive income	$(1.4)	$(1.4)	$(4.0)	$(4.1)

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

The following table sets forth the components of net periodic benefit credit and other amounts recognized in other comprehensive income for postretirement benefits:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014

	(In millions)
Components of net periodic benefit credit:
Interest cost	$0.2		$0.2	$0.4		$0.6
Expected return on plan assets	(0.3)		(0.2)	(0.7)		(0.6)
Amortization of net actuarial loss (gain)	---		---	0.1		(0.6)

Net periodic benefit credit	(0.1)		---	(0.2)		(0.6)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Amortization of net actuarial (loss) gain	---		---	(0.1)		0.6

Total recognized in other comprehensive income	---		---	(0.1)		0.6

Total recognized in net periodic benefit credit and other comprehensive income	$(0.1)	$	---	$(0.3)	$	---

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Employer contributions to the plan were $2.8 million and $2.6 million for the third quarters of 2015 and 2014, respectively and $9.5 million and $8.6 million for the first nine months of 2015 and 2014, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $13.0 million and $12.6 million at September 30, 2015 and December 31, 2014, respectively.

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the unaudited condensed consolidated balance sheet. The unfunded status was $43.8 million and $42.8 million at September 30, 2015 and December 31, 2014, respectively. Expenses were $1.3 million and $1.0 million for the third quarters of 2015 and 2014, respectively and $3.9 million and $2.9 million for the first nine months of 2015 and 2014, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income (“AOCI”) was $10.5 million and $11.7 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table sets forth intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)

Intersegment administrative fees	$5.1	$4.9	$15.0	$14.5

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Premiums:
Insurance Services:
Group life and AD&D	$210.9	$202.0	$629.5	$605.1
Group long term disability	194.3	187.1	584.8	565.7
Group short term disability	64.5	55.2	186.1	167.0
Group other	21.7	19.9	63.1	58.5
Experience rated refunds	(5.2)	(10.3)	(10.4)	(15.7)

Total Employee Benefits	486.2	453.9	1,453.1	1,380.6
Individual Disability	51.5	50.3	152.8	147.3

Total Insurance Services premiums	537.7	504.2	1,605.9	1,527.9

Asset Management:
Retirement plans	0.2	0.5	1.7	1.7
Individual annuities	0.6	2.6	5.6	7.0

Total Asset Management premiums	0.8	3.1	7.3	8.7

Total premiums	$538.5	$507.3	$1,613.2	$1,536.6

Administrative fees:
Insurance Services:
Employee Benefits	$4.3	$3.8	$12.4	$12.2
Individual Disability	---	---	0.1	0.1

Total Insurance Services administrative fees	4.3	3.8	12.5	12.3

Asset Management:
Retirement plans	25.7	25.5	76.5	74.2
Other financial services businesses	7.6	8.4	24.3	25.0

Total Asset Management administrative fees	33.3	33.9	100.8	99.2

Other administrative fees	(5.1)	(4.9)	(15.0)	(14.5)

Total administrative fees	$32.5	$32.8	$98.3	$97.0

Net investment income:
Insurance Services:
Employee Benefits	$64.4	$64.9	$193.5	$196.2
Individual Disability	13.5	13.1	41.4	39.8

Total Insurance Services net investment income	77.9	78.0	234.9	236.0

Asset Management:
Retirement plans	32.2	28.1	93.2	83.9
Individual annuities	31.0	37.2	104.2	116.9
Other financial services businesses	6.6	4.1	18.6	10.3

Total Asset Management net investment income	69.8	69.4	216.0	211.1

Other net investment income	6.0	5.2	15.4	14.2

Total net investment income	$153.7	$152.6	$466.3	$461.3

The following tables set forth select segment information:

	Three Months Ended September 30, 2015
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$486.2	$51.5	$537.7	$0.8	$	---	$538.5
Administrative fees	4.3	---	4.3	33.3		(5.1)	32.5
Net investment income	64.4	13.5	77.9	69.8		6.0	153.7
Net capital losses	---	---	---	---		(6.2)	(6.2)

Total revenues	554.9	65.0	619.9	103.9		(5.3)	718.5

Benefits and expenses:
Benefits to policyholders	365.1	30.4	395.5	8.8		---	404.3
Interest credited	0.7	---	0.7	34.7		---	35.4
Operating expenses	86.5	7.6	94.1	30.6		2.3	127.0
Commissions and bonuses	35.0	13.0	48.0	8.9		---	56.9
Premium taxes	8.7	1.1	9.8	---		---	9.8
Interest expense	---	---	---	---		7.8	7.8
Net (increase) decrease in DAC, VOBA and other intangible assets	(1.1)	(4.5)	(5.6)	1.9		---	(3.7)

Total benefits and expenses	494.9	47.6	542.5	84.9		10.1	637.5

Income (loss) before income taxes	$60.0	$17.4	$77.4	$19.0		$(15.4)	$81.0

	Three Months Ended September 30, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$453.9	$50.3	$504.2	$3.1	$	---	$507.3
Administrative fees	3.8	---	3.8	33.9		(4.9)	32.8
Net investment income	64.9	13.1	78.0	69.4		5.2	152.6
Net capital losses	---	---	---	---		(4.7)	(4.7)

Total revenues	522.6	63.4	586.0	106.4		(4.4)	688.0

Benefits and expenses:
Benefits to policyholders	321.1	34.1	355.2	5.6		---	360.8
Interest credited	0.7	---	0.7	38.0		---	38.7
Operating expenses	82.2	7.1	89.3	31.3		(0.7)	119.9
Commissions and bonuses	30.5	12.9	43.4	9.8		---	53.2
Premium taxes	6.6	0.9	7.5	---		---	7.5
Interest expense	---	---	---	---		7.8	7.8
Net decrease (increase) in DAC, VOBA and other intangible assets	0.4	(4.1)	(3.7)	0.9		---	(2.8)

Total benefits and expenses	441.5	50.9	492.4	85.6		7.1	585.1

Income (loss) before income taxes	$81.1	$12.5	$93.6	$20.8		$(11.5)	$102.9

	Nine Months Ended September 30, 2015
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$1,453.1	$152.8	$1,605.9	$7.3	$	---	$1,613.2
Administrative fees	12.4	0.1	12.5	100.8		(15.0)	98.3
Net investment income	193.5	41.4	234.9	216.0		15.4	466.3
Net capital losses	---	---	---	---		(15.3)	(15.3)

Total revenues	1,659.0	194.3	1,853.3	324.1		(14.9)	2,162.5

Benefits and expenses:
Benefits to policyholders	1,112.2	75.0	1,187.2	20.5		---	1,207.7
Interest credited	2.6	---	2.6	114.8		---	117.4
Operating expenses	256.9	22.9	279.8	93.4		3.9	377.1
Commissions and bonuses	104.2	37.8	142.0	29.0		---	171.0
Premium taxes	25.3	3.2	28.5	---		---	28.5
Interest expense	---	---	---	---		23.3	23.3
Net (increase) decrease in DAC, VOBA and other intangible assets	(4.5)	(9.3)	(13.8)	3.5		---	(10.3)

Total benefits and expenses	1,496.7	129.6	1,626.3	261.2		27.2	1,914.7

Income (loss) before income taxes	$162.3	$64.7	$227.0	$62.9		$(42.1)	$247.8

Total assets	$5,636.1	$2,399.6	$8,035.7	$14,106.3		$740.2	$22,882.2

	Nine Months Ended September 30, 2014
	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

	(In millions)
Revenues:
Premiums	$1,380.6	$147.3	$1,527.9	$8.7	$	---	$1,536.6
Administrative fees	12.2	0.1	12.3	99.2		(14.5)	97.0
Net investment income	196.2	39.8	236.0	211.1		14.2	461.3
Net capital losses	---	---	---	---		(5.3)	(5.3)

Total revenues	1,589.0	187.2	1,776.2	319.0		(5.6)	2,089.6

Benefits and expenses:
Benefits to policyholders	1,073.7	98.9	1,172.6	15.5		---	1,188.1
Interest credited	2.6	---	2.6	120.2		---	122.8
Operating expenses	238.3	20.7	259.0	91.3		(2.0)	348.3
Commissions and bonuses	93.5	35.6	129.1	25.6		---	154.7
Premium taxes	22.0	2.7	24.7	---		---	24.7
Interest expense	---	---	---	---		24.1	24.1
Net (increase) decrease in DAC, VOBA and other intangible assets	(0.3)	(8.9)	(9.2)	7.2		---	(2.0)

Total benefits and expenses	1,429.8	149.0	1,578.8	259.8		22.1	1,860.7

Income (loss) before income taxes	$159.2	$38.2	$197.4	$59.2		$(27.7)	$228.9

Total assets	$5,730.1	$2,348.9	$8,079.0	$13,775.6		$569.8	$22,424.4

6.	FAIR VALUE

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	September 30, 2015
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,217.9	$7,217.9	$	---		$7,195.0	$22.9
U.S. government and agency bonds	233.1	233.1		---		231.3	1.8
U.S. state and political subdivision bonds	149.7	149.7		---		149.7	---
Foreign government bonds	86.2	86.2		---		86.2	---
Mortgage/asset-backed bonds	266.3	266.3		---		201.5	64.8

Total fixed maturity securities	$7,953.2	$7,953.2	$	---		$7,863.7	$89.5

Commercial mortgage loans, net	$5,547.3	$6,006.4	$	---	$	---	$6,006.4
S&P 500 Index options	4.7	4.7		---		---	4.7
Policy loans	1.9	1.9		---		---	1.9
Separate account assets	6,797.2	6,797.2		6,683.4		113.8	---

Liabilities:
Other policyholder funds, investment-type contracts	$6,344.5	$6,492.7	$	---	$	---	$6,492.7
Index-based interest guarantees	72.7	72.7		---		---	72.7
Interest rate swaps	6.6	6.6		---		6.6	---
Short-term debt	1.2	1.3		---		1.3	---
Long-term debt	504.8	490.4		---		490.4	---

	December 31, 2014
	Carrying Value	Fair Value	Level 1		Level 2		Level 3

	(In millions)
Assets:
Fixed maturity securities:
Corporate bonds	$7,070.1	$7,070.1	$	---		$7,045.2	$24.9
U.S. government and agency bonds	258.6	258.6		---		258.6	---
U.S. state and political subdivision bonds	136.1	136.1		---		136.1	---
Foreign government bonds	64.9	64.9		---		64.9	---
Mortgage/asset-backed bonds	244.0	244.0		---		179.9	64.1

Total fixed maturity securities	$7,773.7	$7,773.7	$	---		$7,684.7	$89.0

Commercial mortgage loans, net	$5,321.1	$6,021.5	$	---	$	---	$6,021.5
S&P 500 Index options	13.6	13.6		---		---	13.6
Policy loans	2.2	2.2		---		---	2.2
Separate account assets	7,179.8	7,179.8		7,066.4		113.4	---

Liabilities:
Other policyholder funds, investment-type contracts	$5,961.1	$6,232.5	$	---	$	---	$6,232.5
Index-based interest guarantees	77.0	77.0		---		---	77.0
Interest rate swaps	4.7	4.7		---		4.7	---
Short-term debt	1.1	1.5		---		1.5	---
Long-term debt	503.9	538.4		---		538.4	---

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

The fair value for long-term debt was predominantly based on quoted market prices as of September 30, 2015 and December 31, 2014, and trades occurring close to September 30, 2015 and December 31, 2014.

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

Separate account assets represent segregated funds held for the exclusive benefit of contract holders. The activities of the account primarily relate to participant-directed 401(k) contracts. Separate account assets are recorded at fair value on a recurring basis, with changes in fair value recorded to separate account liabilities. Separate account assets consist of mutual funds. The mutual funds’ fair value is determined through Level 1 and Level 2 inputs. The majority of the separate account assets are valued using quoted prices in an active market with the remainder of the assets valued using quoted prices from an independent pricing service. The Company reviews the values obtained from the pricing service for reasonableness through analytical procedures and performance reviews. Fixed maturity securities are comprised of the following classes:

•	Corporate bonds.
•	U.S. government and agency bonds.
•	U.S. state and political subdivision bonds.
•	Foreign government bonds.
•	Mortgage/asset-backed bonds.

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

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics, trends, and secondary pricing sources, back testing of sales activity and maintenance of a list of fixed maturity securities with characteristics that could indicate potential impairment. As necessary, the Company compares prices received from the pricing service to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2015 or December 31, 2014.

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

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			September 30, 2015		December 31, 2014
	Valuation Technique	Unobservable Input	Fair Value	Range of Inputs	Fair Value	Range of Inputs

	(Dollars in millions)

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$4.7	(a)	$13.6	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$72.7	1% - 3%	$77.0	1% - 3%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$55.8	0% - 8%	$56.0	0% - 37%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$3.5	0% - 12%	$10.3	0% - 11%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5% - 36% for both September 30, 2015 and December 31, 2014.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Three Months Ended September 30, 2015
	Assets							Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds	U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$23.5	$1.8	$	---	$65.3	$11.0	$101.6	$79.0
Total realized/unrealized gains (losses):
Included in net income	---	---		---	---	(5.4)	(5.4)	(3.8)
Included in other comprehensive income (loss)	(0.6)	---		---	(0.5)	---	(1.1)	---
Purchases, issuances, sales and settlements:
Purchases	---	---		---	---	2.0	2.0	---
Issuances	---	---		---	---	---	---	1.4
Sales	---	---		---	---	---	---	---
Settlements	---	---		---	---	(2.9)	(2.9)	(3.9)
Transfers into Level 3	---	---		---	---	---	---	---
Transfers out of Level 3	---	---		---	---	---	---	---

Ending balance	$22.9	$1.8	$	---	$64.8	$4.7	$94.2	$72.7

	Three Months Ended September 30, 2014
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$26.7	$	---	$	---	$56.6	$14.4	$97.7	$68.3
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	0.9	0.9	(0.5)
Included in other comprehensive income (loss)	(1.6)		---		---	(0.2)	---	(1.8)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	2.2	2.2	---
Issuances	---		---		---	---	---	---	3.4
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(4.7)	(4.7)	(1.8)
Transfers into Level 3	---		---		---	---	---	---	---
Transfers out of Level 3	---		---		---	---	---	---	---

Ending balance	$25.1	$	---	$	---	$56.4	$12.8	$94.3	$69.4

	Nine Months Ended September 30, 2015
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$24.9	$	---	$	---	$64.1	$13.6	$102.6	$77.0
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	(3.8)	(3.8)	1.6
Included in other comprehensive income (loss)	(2.3)		---		---	0.3	---	(2.0)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	6.2	6.2	---
Issuances	---		---		---	---	---	---	5.4
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(11.3)	(11.3)	(11.3)
Transfers into Level 3	0.8		1.8		1.8	0.4	---	4.8	---
Transfers out of Level 3	(0.5)		---		(1.8)	---	---	(2.3)	---

Ending balance	$22.9		$1.8	$	---	$64.8	$4.7	$94.2	$72.7

	Nine Months Ended September 30, 2014
	Assets								Liabilities
	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Bonds	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

	(In millions)

Beginning balance	$44.7	$	---	$	---	$71.3	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	5.3	5.3	3.5
Included in other comprehensive income (loss)	(3.3)		---		---	(0.6)	---	(3.9)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	6.3	6.3	---
Issuances	---		---		---	---	---	---	5.2
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(14.6)	(14.6)	(6.9)
Transfers into Level 3	---		---		---	---	---	---	---
Transfers out of Level 3	(16.3)		---		---	(14.3)	---	(30.6)	---

Ending balance	$25.1	$	---	$	---	$56.4	$12.8	$94.3	$69.4

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable assumptions for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable assumptions for these investments in the market. There were no transfers between Level 1 and Level 2 for the first nine months of 2015 and 2014.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to Level 3 assets and liabilities that the Company continued to hold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Assets:
S&P 500 Index options	$(5.2)	$0.7	$(5.3)	$3.3

Liabilities:
Index-based interest guarantees	$(3.9)	$(0.8)	$(1.1)	$(7.9)

Changes in the fair value of fixed maturity securities that are not designated as part of a hedging relationship are recorded to other comprehensive income. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are recorded to interest credited and are sensitive to a number of variables and assumptions. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, interest credited decreased $1.5 million and $1.4 million for the third quarters of 2015 and 2014, respectively, and increased $2.2 million and decreased $2.7 million for the first nine months of 2015 and 2014, respectively.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis as of September 30, 2015 that the Company continued to hold:

	September 30, 2015
	Total	Level 1		Level 2		Level 3

	(In millions)
Commercial mortgage loans	$55.8	$	---	$	---	$55.8
Real Estate Owned	3.5		---		---	3.5

Total assets measured at fair value on a nonrecurring basis	$59.3	$	---	$	---	$59.3

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $73.5 million were written down to their fair value of $55.8 million, less selling costs, at September 30, 2015. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $23.3 million at September 30, 2015. The Real Estate Owned measured on a nonrecurring basis as of September 30, 2015, and still held at September 30, 2015 had net capital losses totaling $0.8 million for the first nine months of 2015. Real Estate Owned measured on a nonrecurring basis represents properties whose value has been adjusted based on pending sale or other market information.

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

7.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$7,014.1	$292.7	$(88.9)	$7,217.9
U.S. government and agency bonds	201.6	31.5	---	233.1
U.S. state and political subdivision bonds	139.8	10.0	(0.1)	149.7
Foreign government bonds	79.8	6.4	---	86.2
Mortgage/asset-backed bonds	264.3	4.0	(2.0)	266.3

Total fixed maturity securities	$7,699.6	$344.6	$(91.0)	$7,953.2

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)

Corporate bonds	$6,740.6	$366.5	$(37.0)	$7,070.1
U.S. government and agency bonds	223.2	35.6	(0.2)	258.6
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9
Mortgage/asset-backed bonds	242.0	4.1	(2.1)	244.0

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In millions)

Due in one year or less	$628.7	$636.7	$649.0	$658.0
Due after one year through five years	2,895.9	3,017.3	3,060.8	3,215.4
Due after five years through ten years	3,034.4	3,050.9	2,847.9	2,916.7
Due after ten years	1,140.6	1,248.3	832.3	983.6

Total fixed maturity securities	$7,699.6	$7,953.2	$7,390.0	$7,773.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.6%, or $289.8 million, of the Company’s fixed maturity securities portfolio at September 30, 2015. At September 30, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2015
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	1,273	$88.9	1,079	$62.8	194	$26.1
U.S. state and political subdivision bonds	2	0.1	2	0.1	---	---
Mortgage/asset-backed bonds	35	2.0	27	1.3	8	0.7

Total	1,310	$91.0	1,108	$64.2	202	$26.8

Fair market value of securities with unrealized losses:
Corporate bonds	1,273	$2,146.6	1,079	$1,874.7	194	$271.9
U.S. state and political subdivision bonds	2	6.2	2	6.2	---	---
Mortgage/asset-backed bonds	35	105.9	27	82.6	8	23.3

Total	1,310	$2,258.7	1,108	$1,963.5	202	$295.2

	December 31, 2014
	Total		Less than 12 months		12 or more months
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in millions)
Unrealized losses:
Corporate bonds	956	$37.0	653	$19.9	303	$17.1
U.S. government and agency bonds	5	0.2	---	---	5	0.2
U.S. state and political subdivision bonds	4	0.1	---	---	4	0.1
Mortgage/asset-backed bonds	39	2.1	30	1.4	9	0.7

Total	1,004	$39.4	683	$21.3	321	$18.1

Fair market value of securities with unrealized losses:
Corporate bonds	956	$1,646.0	653	$1,074.9	303	$571.1
U.S. government and agency bonds	5	6.4	---	---	5	6.4
U.S. state and political subdivision bonds	4	6.9	---	---	4	6.9
Mortgage/asset-backed bonds	39	117.2	30	87.3	9	29.9

Total	1,004	$1,776.5	683	$1,162.2	321	$614.3

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

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At September 30, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)
Property type:
Retail	$2,714.2	48.9%	$2,627.1	49.4%
Office	1,059.3	19.1	1,013.4	19.1
Industrial	1,041.4	18.8	1,001.5	18.8
Commercial	211.0	3.8	213.6	4.0
Hotel/motel	204.5	3.7	165.7	3.1
Apartment and other	316.9	5.7	299.8	5.6

Total commercial mortgage loans, net	$5,547.3	100.0%	$5,321.1	100.0%

Geographic region*:
Pacific	$1,977.1	35.6%	$1,914.6	36.0%
South Atlantic	1,093.4	19.7	1,065.5	20.0
West South Central	730.6	13.2	676.9	12.7
Mountain	644.8	11.6	606.5	11.4
East North Central	487.4	8.8	466.0	8.8
Middle Atlantic	243.1	4.4	215.3	4.0
East South Central	195.3	3.5	188.7	3.6
West North Central	131.3	2.4	140.1	2.6
New England	44.3	0.8	47.5	0.9

Total commercial mortgage loans, net	$5,547.3	100.0%	$5,321.1	100.0%

U.S. state:
California	$1,455.5	26.2%	$1,434.2	27.0%
Texas	682.3	12.3	623.4	11.7
Florida	323.3	5.8	309.4	5.8
Georgia	301.3	5.4	306.6	5.8
Other states	2,784.9	50.3	2,647.5	49.7

Total commercial mortgage loans, net	$5,547.3	100.0%	$5,321.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Commercial mortgage loan loss allowance:

Beginning balance	$35.5	$44.4	$40.0	$43.6

Provision change (gain) loss	(1.9)	5.9	(4.1)	8.1
Charge-offs	(0.3)	(8.8)	(2.6)	(10.2)

Ending balance	$33.3	$41.5	$33.3	$41.5

Specific loan loss allowance	$23.3	$24.6	$23.3	$24.6
General loan loss allowance	10.0	16.9	10.0	16.9

Total commercial mortgage loan loss allowance	$33.3	$41.5	$33.3	$41.5

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

The following table sets forth the recorded investment in commercial mortgage loans:

	September 30, 2015	December 31, 2014

	(In millions)

Commercial mortgage loans collectively evaluated for impairment	$5,484.1	$5,255.2
Commercial mortgage loans individually evaluated for impairment	96.5	105.9
Commercial mortgage loan loss allowance	(33.3)	(40.0)

Total commercial mortgage loans, net	$5,547.3	$5,321.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	September 30, 2015
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total

	(In millions)

Performing commercial mortgage loans	$2,713.7	$1,059.3	$1,040.9	$211.0	$204.5	$316.9	$5,546.3
Nonperforming commercial mortgage loans	0.5	---	0.5	---	---	---	1.0

Total commercial mortgage loans	$2,714.2	$1,059.3	$1,041.4	$211.0	$204.5	$316.9	$5,547.3

	December 31, 2014
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total

	(In millions)

Performing commercial mortgage loans	$2,622.4	$1,012.7	$1,001.4	$213.6	$165.7	$299.1	$5,314.9
Nonperforming commercial mortgage loans	4.7	0.7	0.1	---	---	0.7	6.2

Total commercial mortgage loans	$2,627.1	$1,013.4	$1,001.5	$213.6	$165.7	$299.8	$5,321.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowance:
Retail	$21.5	$21.5	$	---	$0.3
Industrial	0.9	0.9		---	---
Commercial	0.5	0.5		---	---
Office	0.1	0.1		---	---

Total impaired commercial mortgage loans without specific loan loss allowance	23.0	23.0		---	0.3

With specific loan loss allowance:
Retail	53.0	53.0		12.8	1.2
Commercial	8.4	8.4		6.8	0.5
Office	7.6	7.6		1.7	---
Industrial	4.5	4.5		2.0	0.4

Total impaired commercial mortgage loans with specific loan loss allowance	73.5	73.5		23.3	2.1

Total impaired commercial mortgage loans	$96.5	$96.5		$23.3	$2.4

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status

	(In millions)
Impaired commercial mortgage loans:
Without specific loan loss allowance:
Retail	$25.0	$25.0	$	---	$10.5
Office	1.6	1.6		---	---
Commercial	2.3	2.3		---	0.5
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowance	31.7	31.7		---	11.0

With specific loan loss allowance:
Retail	52.2	52.2		12.3	7.7
Office	8.6	8.6		2.9	---
Industrial	4.6	4.6		1.6	0.1
Commercial	8.5	8.5		7.0	0.6
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowance	74.2	74.2		23.8	8.4

Total impaired commercial mortgage loans	$105.9	$105.9		$23.8	$19.4

Changes in the carrying value of impaired commercial mortgage loans can result from a change in the number of commercial mortgage loans with a specific loan loss allowance. As of September 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Three Months Ended September 30, 2015					Nine Months Ended September 30, 2015
	Number of Loans	Pre- Restructuring Recorded Investment		Post- Restructuring Recorded Investment		Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	---	$	---	$	---	3	$1.5	$1.5
Office	---		---		---	2	1.1	1.2

Total troubled debt restructurings	---	$	---	$	---	5	$2.6	$2.7

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment

	(Dollars in millions)
Troubled debt restructurings:
Retail	33	$27.5	$24.9	34	$28.3	$25.6
Office	1	0.7	0.7	1	0.7	0.7
Industrial	1	0.4	0.4	3	2.1	2.3
Commercial	---	---	---	1	2.7	2.7

Total troubled debt restructurings	35	$28.6	$26.0	39	$33.8	$31.3

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during the first nine months of 2015.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific loan loss allowances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)

Average recorded investment	$97.5	$100.5	$99.8	$105.5

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

The amount of interest income recognized on impaired commercial mortgage loans was $1.0 million and $0.9 million for the third quarters of 2015 and 2014, respectively, and was $3.2 million and $3.1 million for the first nine months of 2015 and 2014, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $1.1 million and $0.8 million for the third quarters of 2015 and 2014, respectively, and was $3.2 million and $2.6 million for the first nine months of 2015 and 2014, respectively.

The following tables set forth the aging of commercial mortgage loans by property type:

	September 30, 2015
	30 Days Past Due	60 Days Past Due		Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$1.3	$	---	$2.4	$3.7	$(1.9)	$2,712.4	$2,714.2
Office	---		---	---	---	---	1,059.3	1,059.3
Industrial	0.6		---	0.7	1.3	(0.3)	1,040.4	1,041.4
Commercial	---		---	---	---	---	211.0	211.0
Hotel/motel	---		---	---	---	---	204.5	204.5
Apartment and other	---		---	---	---	---	316.9	316.9

Total commercial mortgage loans	$1.9	$	---	$3.1	$5.0	$(2.2)	$5,544.5	$5,547.3

	December 31, 2014
	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans

	(In millions)
Commercial mortgage loans:
Retail	$0.2	$2.0	$4.8	$7.0	$(2.1)	$2,622.2	$2,627.1
Office	1.9	---	0.8	2.7	---	1,010.7	1,013.4
Industrial	0.5	---	0.3	0.8	(0.2)	1,000.9	1,001.5
Commercial	---	---	---	---	---	213.6	213.6
Hotel/motel	---	---	---	---	---	165.7	165.7
Apartment and other	0.2	0.7	---	0.9	---	298.9	299.8

Total commercial mortgage loans	$2.8	$2.7	$5.9	$11.4	$(2.3)	$5,312.0	$5,321.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due and totaled $5.9 million and $5.2 million at September 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans that were at least 60 days past due totaled $3.1 million and $8.6 million at September 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans that were at least 60 days past due were 0.06% and 0.16% of the commercial mortgage loan portfolio at September 30, 2015 and December 31, 2014, respectively.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)

Fixed maturity securities	$77.4	$73.4	$229.4	$221.0
Commercial mortgage loans	84.6	83.1	249.3	250.1
Real estate	0.8	0.5	2.3	0.7
S&P 500 Index options	(5.4)	0.9	(3.8)	5.3
Other	0.6	---	0.9	4.4

Gross investment income	158.0	157.9	478.1	481.5
Investment expenses	(4.7)	(4.5)	(13.5)	(17.9)
Tax-advantaged investments	0.4	(0.8)	1.7	(2.3)

Net investment income	$153.7	$152.6	$466.3	$461.3

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

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Gains:
Fixed maturity securities	$0.8	$1.4	$5.2	$4.8
Commercial mortgage loans	2.4	0.8	4.8	1.8
Real estate	0.2	0.8	0.2	1.9
Other	---	0.3	---	0.3

Gross capital gains	3.4	3.3	10.2	8.8

Losses:
Fixed maturity securities	(5.5)	(0.4)	(8.5)	(1.5)
Provision for commercial mortgage loan losses	---	(5.9)	---	(8.1)
Real estate	(1.1)	(1.7)	(2.4)	(3.4)
Other(1)	(3.0)	---	(14.6)	(1.1)

Gross capital losses	(9.6)	(8.0)	(25.5)	(14.1)

Net capital losses	$(6.2)	$(4.7)	$(15.3)	$(5.3)

(1)	In the first quarter of 2015, the Company recorded a $5.6 million impairment related to the expected sale of the assets of the Company’s private client wealth management business.

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $7.0 million at September 30, 2015 and $7.2 million at December 31, 2014.

In the second quarter of 2015, the Federal Home Loan Bank (“FHLB”) of Seattle completed its merger with the FHLB of Des Moines. The merger does not have a material effect on the Company’s business, financial position, results of operations, cash flows, or existing funding agreements with the FHLB, and is not anticipated to impact the Company’s utilization of the FHLB program or its products in the future. Standard issues collateralized funding agreements and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At September 30, 2015, Standard owned $20.6 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. At September 30, 2015, Standard had $266.0 million outstanding under funding agreements with the FHLB of Des Moines and pledged $323.1 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances.

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

Cash settlement activity of derivative contracts is reported in the unaudited condensed consolidated statements of cash flows as a component of proceeds from sales or acquisition of other invested assets.

Cash flow hedges

In the second quarter of 2015, the Company entered into $252.9 million of interest rate swaps as cash flow hedges to mitigate interest rate risk exposure to overall changes in the future cash flows associated with the Company’s junior subordinated debentures (“Subordinated Debt”). The interest rate swaps are used to convert the floating rate of the Company’s Subordinated Debt to a weighted-average fixed rate of 5.13%, beginning June 1, 2017 through June 1, 2042. The changes in the fair value of these interest rate swaps are recorded to other comprehensive income to the extent these interest rate swaps are effective. The fair value of these interest rate swaps included in AOCI was $5.3 million at September 30, 2015. No amounts were reclassified to earnings for the third quarter of 2015. Any ineffectiveness of cash flow hedges is recorded to net capital gains or losses. Interest income, interest expense and fees related to interest rate swaps used in the cash flow hedges of the Company’s Subordinated Debt are recorded as a component of interest expense. See “Note 10—Commitments and Contingencies” for more information.

In the second quarter of 2015, the Company completed the purchase of $115.0 million of par value of fixed maturity securities that were part of an anticipated bond purchase cash flow hedge strategy. This resulted in $9.6 million of deferred losses that were recorded to AOCI as unrealized capital losses on fixed maturity securities, net of tax. This amount will be amortized over a weighted-average period of 26 years with an estimated $0.4 million to be reclassified to net investment income over the next 12 months.

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

Option premiums paid for the Company’s index option contracts were $2.0 million and $2.2 million for the third quarters of 2015 and 2014, respectively, and $6.2 million and $6.3 million for the first nine months of 2015 and 2014, respectively. The Company received $2.9 million and $4.7 million for options exercised for the third quarters of 2015 and 2014, respectively, and $11.3 million and $14.6 million for the first nine months of 2015 and 2014, respectively.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	September 30, 2015				December 31, 2014
			Fair Value					Fair Value
Qualifying Hedging Instruments	Notional Amount		Assets	Liabilities	Notional Amount			Assets		Liabilities

	(In millions)
Cash flow hedges:
Interest rate swaps(1)	$252.9		$7.2	$1.9	$	---		$	---	$	---

Fair value hedges:
Interest rate swaps(1)	350.0		---	11.9		350.0			0.4		5.1

Non-Qualifying Hedging Instruments
S&P 500 Index options(1)	451.1		4.7	---		418.2			13.6		---
Index-based interest guarantees(2)	---	(3)	---	72.7		---	(3)		---		77.0

(1)	Reported in other invested assets and other liabilities.
(2)	Reported in other policyholder funds.
(3)	The underlying factors for index-based interest guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the unaudited condensed consolidated balance sheets and the collateral pledged related to the derivative instruments:

Offsetting of Interest Rate Swaps	September 30, 2015	December 31, 2014

	(In millions)
Gross interest rate swaps, assets	$7.2	$0.4
Gross interest rate swaps, liabilities	(13.8)	(5.1)

Net offsetting interest rate swaps	(6.6)	(4.7)
Gross amounts not offset:
Accrued interest payable	(1.9)	(2.2)
Collateral pledged	33.7	12.2

Net amount	$25.2	$5.3

The following table sets forth the amount of gains or losses recognized in the unaudited condensed consolidated statements of income from the changes in fair value of the Company’s derivative assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)

Qualifying Fair Value Hedging Instruments
Fair value hedges:
Net capital (losses) gains:
Interest rate swaps	$(7.1)	$2.3	$(7.2)	$0.7

Non-Qualifying Hedging Instruments
Net investment income:
S&P 500 Index options	(5.4)	0.9	(3.8)	5.3

Interest credited:
Index-based interest guarantees	3.8	0.5	(1.6)	(3.5)

Net (losses) gains	$(8.7)	$3.7	$(12.6)	$2.5

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

As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, interest credited decreased $1.5 million and $1.4 million for the third quarters of 2015 and 2014, respectively, and increased $2.2 million and decreased $2.7 million for the first nine months of 2015 and 2014, respectively.

The ineffective portion of derivatives accounted for using hedge accounting was not material to the results of operations of the Company for the first nine months of 2015 and 2014. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Counterparty Credit Risk

Interest rate swaps

As the Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps, the Company is exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral. The Company pledged $19.8 million and $12.2 million of cash and cash equivalents at September 30, 2015 and December 31, 2014, respectively, and $13.9 million of fixed maturity securities at September 30, 2015 as collateral to the CCP. No fixed maturity securities were pledged at December 31, 2014.

S&P 500 Index options

The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit risk exposure would require an increase of 15.3% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	September 30, 2015
	Assets at Fair Value	Maximum Credit Risk

	(In millions)
Counterparty:
Merrill Lynch International	$4.3	$16.4
Goldman Sachs	0.4	1.5

Total	$4.7	$17.9

9.	DEFERRED ACQUISITION COSTS (“DAC”), VALUE OF BUSINESS ACQUIRED (“VOBA”) AND OTHER INTANGIBLE ASSETS

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

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014

	(In millions)
Carrying value at beginning of period, net:
DAC	$336.9	$319.1
VOBA	17.8	20.1
Other intangible assets	26.3	32.1

Total balance at beginning of period, net	381.0	371.3

Deferred or acquired during period:
DAC	66.5	80.1

Total deferred or acquired during period	66.5	80.1

Amortized during period:
DAC	(46.4)	(62.3)
VOBA	(1.7)	(2.3)
Other intangible assets	(6.1)	(5.8)

Total amortized during period	(54.2)	(70.4)

Impairment during period:
Other intangible assets	(5.6)	---

Total impairment during period	(5.6)	---

Carrying value at end of period, net:
DAC	357.0	336.9
VOBA	16.1	17.8
Other intangible assets	14.6	26.3

Total carrying value at end of period, net	$387.7	$381.0

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 45% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year 5.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. The Company has established VOBA for a block of individual disability business assumed from Minnesota Life Insurance Company (“Minnesota Life”) and a block of group disability and group life business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with the Company’s assumptions, the Company could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $72.7 million and $71.0 million at September 30, 2015 and December 31, 2014, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$86.1	24.1%	$82.4	24.5%
VOBA	3.4	21.1	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, are:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)

Decrease to DAC and VOBA	$1.0	$1.1	$0.9	$1.9

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA balances due to changes in underlying assumptions are not expected to be material.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 4.0 years and will be fully amortized by the end of 2022. The marketing agreement that accompanied the Minnesota

Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $54.5 million and $48.4 million at September 30, 2015 and December 31, 2014, respectively. In the first nine months of 2015, the Company recorded a $5.6 million impairment to other intangible assets. The impairment was related to the sale of the assets of the Company’s private client wealth management business. The Company did not record an impairment to other intangible assets in the first nine months of 2014.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for the remainder of 2015 and for each of the next five years:

Amount

(In millions)

2015	$1.6
2016	4.7
2017	3.5
2018	3.5
2019	3.3
2020	3.3

10.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

Since entering into the Merger Agreement dated July 23, 2015 with Meiji Yasuda and Merger Sub, the Company, members of the Board and the Meiji Yasuda parties have been named as defendants in four lawsuits brought by purported shareholders of the Company on behalf of the Company’s shareholders challenging the merger. See “Note 14—Proposed Merger with Meiji Yasuda” for more information.

Four putative class action lawsuits were filed in the Circuit Court of the State of Oregon for the County of Multnomah: Shiva Stein, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV20372, filed July 31, 2015, Bud and Sue Frashier Family Trust, et al. v. J. Greg Ness, et al., Case No. 15CV20832, filed August 7, 2015, Grant Causton, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV22197, filed August 20, 2015, and Janet Shock v. StanCorp Financial Group, Inc., et al., Case No. 15CV23748 (later amended to name Hillery Scott as plaintiff), filed September 8, 2015. On October 7, 2015, the Multnomah County Circuit Court granted an order of consolidation and appointment of co-lead counsel, consolidating the four lawsuits for all purposes under the caption In re StanCorp Financial Group, Inc. Stockholder Litigation, Case No. 15CV20372 (the “Oregon Action”).

Prior to the filing of Ms. Shock’s complaint on September 8, 2015, on August 18, 2015, the Company received a letter from her legal counsel, alleging that the Board breached its fiduciary duties in connection with the negotiation of the Merger Agreement and demanding that the Board take action to remedy those alleged breaches of fiduciary duties.

The complaints allege, among other things, that the Company’s Board has violated their fiduciary duties to the Company’s shareholders by entering into the Merger Agreement and putting their personal interests and the interests of the Meiji Yasuda parties ahead of the interests of the Company’s shareholders, and by failing to provide the Company’s shareholders with material information to make an informed vote on the approval of the Merger Agreement. The complaints also allege that the Company and the Meiji Yasuda parties knew of the Board’s alleged breaches of their fiduciary duties and aided and abetted in their commission.

Based on these allegations, the complaints seek certain injunctive relief, including enjoining the merger, and, to the extent already implemented, rescission of the merger. The complaints also seek other damages, including recovery of all damages suffered by the plaintiffs as a result of the individual defendants’ alleged wrongdoing, including rescissory damages, and costs of the actions, including attorneys’ fees. The Company and the Board intend to vigorously defend these actions. The Company cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

On November 3, 2015, the Company, each of the members of the Company’s Board, Meiji Yasuda, and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Oregon Action, which sets forth the parties’ agreement in principle for a settlement of the Oregon Action. As set forth in the MOU, the Company, the members of the Company’s Board, Meiji Yasuda, and Merger Sub have agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing.

As part of the settlement, the Company agreed to make certain additional disclosures related to the Merger, which were set forth in a Form 8-K filed with the SEC on November 3, 2015. The additional disclosures should be read in conjunction with the disclosures contained in the Definitive Proxy Statement filed with the SEC on September 21, 2015, which in turn should be read in its entirety. As contemplated by the MOU, the release to be contained in the stipulation is in consideration of the additional disclosures in the Form 8-K. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K.

Except as set forth above, to the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of its properties is the subject.

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at September 30, 2015. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At September 30, 2015, the Company was in compliance with all financial covenants under the Facility and had no outstanding balance on the Facility. On October 27, 2015, the Company amended the Facility to change the definition of change in control to allow for the proposed merger with Meiji Yasuda.

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

At September 30, 2015, the Company had $266.0 million outstanding under funding agreements with the FHLB of Des Moines, with fixed interest rates ranging from 0.52% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Des Moines are recorded as other policyholder funds on the Company’s unaudited condensed consolidated balance sheets.

At September 30, 2015, the Company had $65.6 million of commitments to fund tax-advantaged investments, which included $64.2 million of commitments to fund tax-advantaged investments that qualify as affordable housing investments. These commitments are recorded as other liabilities in the Company’s unaudited condensed consolidated balance sheets, with a corresponding amount recorded as other invested assets.

The following table sets forth the commitments to fund tax-advantaged investments that qualify as affordable housing investments for the remainder of 2015 and the following consecutive years in which they are expected to be paid:

Amount

(In millions)

2015	$13.9
2016	31.3
2017	12.6
2018	0.5
2019	0.5
2020 and thereafter	5.4

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2015, the Company had outstanding commitments to fund commercial mortgage loans totaling $243.2 million, with fixed interest rates ranging from 4.00% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2015-09 for annual periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company’s revenue is primarily from insurance contracts and financial instruments; therefore, the Company does not expect this ASU to have a material effect on its results of operations.

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

ASU No. 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. As of September 30, 2015, the Company had $3.8 million in debt issuance costs, which were recorded to other assets on the unaudited condensed consolidated balance sheets. The Company does not expect this ASU to have a material effect on its financial position or results of operations.

ASU No. 2015-09, Insurance – Disclosures about Short-Duration Contracts

In June 2015, the FASB issued ASU No. 2015-09, Insurance – Disclosure about Short-Duration Contracts. The main objective of ASU No. 2015-09 is to develop targeted improvements to disclosures about short-duration insurance contracts. Under this guidance, insurance entities are required to disclose aggregated or disaggregated information on frequency and severity of claims, discounting, and include incurred and paid claims development tables.

ASU No. 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating this ASU for applicability and additional disclosures. The Company does not expect this ASU to have a material effect on its results of operations.

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

The following table sets forth the combined federal and state effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Combined federal and state effective income tax rates	31.9%	32.2%	29.0%	30.7%

The decreases in the effective tax rates for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to higher utilization of tax credits during the third quarter and first nine months of 2015 due to purchases of tax-advantaged investments.

The following table sets forth the amounts recorded in income taxes related to tax credits, the benefits from tax losses and the amortization of the tax-advantaged investments that qualify as affordable housing investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In millions)
Tax credits	$(7.0)	$(7.6)	$(25.0)	$(21.3)
Benefits from tax losses	(2.0)	(2.0)	(6.0)	(5.5)
Amortization of tax-advantaged investments	6.7	7.2	22.8	19.6

Total amounts recorded in income taxes	$(2.3)	$(2.4)	$(8.2)	$(7.2)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

	Net Unrealized Gains (Losses) on Fixed Maturity Securities— Available-for-Sale	Employee Benefit Plans	Net Unrealized Gains on Derivative Instruments		Total Accumulated Other Comprehensive Income (Loss)

	(In millions)

Balance, January 1, 2014	$173.2	$(38.5)	$	---	$134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(1)	50.3	(70.4)		---	(20.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax(2)	(2.0)	1.7		---	(0.3)

Net other comprehensive income (loss), net of tax	48.3	(68.7)		---	(20.4)

Balance, December 31, 2014	221.5	(107.2)		---	114.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(3)	(89.7)	(0.1)		3.5	(86.3)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	2.1	6.6		---	8.7

Net other comprehensive (loss) income, net of tax	(87.6)	6.5		3.5	(77.6)

Balance, September 30, 2015	$133.9	$(100.7)		$3.5	$36.7

(1)	Net of tax expense of $24.6 million for net unrealized gains on fixed maturity securities and net of tax benefit of $37.9 million for employee benefits.
(2)	Net of tax benefit of $1.1 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.9 million for employee benefits.
(3)	Net of tax benefit of $44.9 million for net unrealized losses on fixed maturity securities and net of tax expense of $1.8 million for net unrealized gains on derivative instruments.
(4)	Net of tax expense of $1.2 million for net unrealized losses on fixed maturity securities and net of tax expense of $3.5 million for employee benefits.

14.	PROPOSED MERGER WITH MEIJI YASUDA

On July 23, 2015, the Company entered into a Merger Agreement with Meiji Yasuda and Merger Sub, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda.

The Company’s Board unanimously (1) determined that the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of the Company’s shareholders, (2) approved and declared advisable the execution, delivery and performance of the Merger Agreement and the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (3) recommended to the shareholders of the Company that they vote in favor of adopting the Merger Agreement in accordance with its terms, (4) directed that such matter be submitted to the shareholders of the Company at a meeting of such shareholders for their adoption and (5) approved any other arrangements contemplated by the Merger Agreement.

If the proposed Merger is completed, at the effective time of the Merger (“Effective Time”), each share of the Company’s common stock, no par value, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $115.00 in cash, without interest (the “Per Share Merger Consideration”). Shares of common stock held by Meiji Yasuda or the Company or their respective direct or indirect wholly-owned subsidiaries will not be entitled to receive the Per Share Merger Consideration. Options, awards of restricted stock units and awards of performance-based restricted stock units granted or issued under various benefit plans will paid out as described below under “Treatment of Equity Incentive Awards.”

Shareholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special shareholder meeting on Monday, November 9, 2015. Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company common stock (the “Shareholder Approval”), (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Meiji Yasuda and (3) the receipt of certain insurance regulatory approvals. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.

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

During the third quarter of 2015, Meiji Yasuda and the Company filed the required notifications with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission. On September 16, 2015, the request for early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended was granted.

On September 21, 2015, the Company filed a Definitive Proxy Statement with the SEC relating to the Merger Agreement and provided notice of the special meeting of shareholders to be held on Monday, November 9, 2015. At the meeting, shareholders will vote upon a proposal to approve the Merger Agreement and other related matters.

Treatment of Equity Incentive Awards

Pursuant to the Merger Agreement, at or immediately prior to the Effective Time, each option to purchase shares of common stock, whether vested or unvested, that has an exercise price per share that is less than the Per Share Merger Consideration and that is outstanding immediately prior to the Effective Time, will, as of the Effective Time, become fully vested and be canceled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the difference between the Per Share Merger Consideration and the exercise price per share of such option and (ii) the total number of shares of Common Stock subject to such option. At the Effective Time, each option that has an exercise price per share that is greater than or equal to the Per Share Merger Consideration, whether or not exercisable or vested, will be canceled and the holder of such option will not be entitled to receive any payment in exchange for such cancellation.

Pursuant to the Merger Agreement, each award of restricted stock units that corresponds to shares of Common Stock (each, an “RSU Award”) that is outstanding immediately prior to the Effective Time will, as of the Effective Time, become fully vested and be canceled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration and (ii) the total number of shares subject to such RSU Award.

Pursuant to the Merger Agreement, at or immediately prior to the Effective Time, each award of performance shares granted under any Company stock plan as to which the performance period has not lapsed, but which is still outstanding, will be canceled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration and (ii) the number of shares that would be issuable assuming achievement of the applicable performance conditions at target (or such higher level of performance as is contractually required), prorated to reflect the portion of the performance period completed through the effective date of the Merger. To the extent that the performance period in respect to any performance share awards lapses prior to the Effective Time, but any shares earned with respect thereto have not been issued prior to the Effective Time, such award will be canceled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration and (ii) the number of shares that is determined to be payable based on performance during the completed performance period.

Pursuant to the Merger Agreement, the then current offering period under the Company’s ESPP will be deemed to end immediately prior to the Effective Time, and the amounts contributed by employees through such time will be notionally applied to the purchase of Common Stock pursuant to the terms of the offering, and the participants in such offering will receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration and (ii) the number of shares that were notionally purchased with the available employee contributions to the Company’s ESPP. Any cash balance remaining in a participant’s account thereafter because it is less than the amount required to purchase a full share of Common Stock will be returned to the participant.

Pursuant to the Merger Agreement, at or immediately prior to the effective time of the merger, each annual stock grant awarded to each non-employee director that is outstanding at the effective time of the merger, whether or not vested, will be canceled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration and (ii) the total number of shares subject to the grant.

For information regarding the Merger and related matters, see the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2015, the Definitive Proxy Statement on Schedule 14A filed with the SEC on September 21, 2015, and additional supplemental materials on Schedule A14A filed with the SEC on November 3, 2015.

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

Financial measures that exclude after-tax merger related expenses, after-tax net capital gains and losses and accumulated other comprehensive income (“AOCI”) are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after-tax merger related expenses and after tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because merger related expenses and capital gains and losses are not likely to occur in a stable pattern.

Management believes that measuring net income return on average equity excluding after-tax merger related expenses and after-tax net capital gains and losses from net income and AOCI from equity is important to investors because the low turnover of our portfolio of fixed maturity securities—available-for-sale (“fixed maturity securities”) may not be such that unrealized gains and losses reflected in AOCI are ultimately realized. Furthermore, management believes exclusion of AOCI provides investors with a better measure of return.

This management’s discussion and analysis of financial condition and results of operations contain forward-looking statements. See “Forward-looking Statements.”

EXECUTIVE SUMMARY

StanCorp Financial Group, Inc., through its subsidiaries marketed as The Standard—Standard Insurance Company (“Standard”), The Standard Life Insurance Company of New York, Standard Retirement Services, Inc. (“Standard Retirement Services”), StanCorp Mortgage Investors, LLC (“StanCorp Mortgage Investors”), StanCorp Investment Advisers, Inc., StanCorp Real Estate, LLC and StanCorp Equities, Inc. (“StanCorp Equities”)—is a leading provider of financial products and services. StanCorp’s subsidiaries offer group and individual disability insurance, group life and accidental death and dismemberment insurance (“AD&D”), group dental and group vision insurance, absence management services, retirement plans products and services, individual annuities, and origination and servicing of fixed-rate commercial mortgage loans.

RECENT DEVELOPMENTS—PROPOSED MERGER WITH MEIJI YASUDA LIFE INSURANCE COMPANY

As disclosed in Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda”, on July 23, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”), and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda. Since the Merger Agreement was announced, four putative class action lawsuits were filed in the Circuit Court of the State of Oregon for the County of Multnomah seeking to, among other things, enjoining the Merger. See Part II, Item 1, “Legal Proceedings.”

If the proposed Merger is completed, at the effective time of the Merger (“Effective Time”), each share of the Company’s common stock, no par value, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $115.00 in cash, without interest (the “Per Share Merger Consideration”). Shares of common stock held by Meiji Yasuda or the Company or their respective direct or indirect wholly-owned subsidiaries will not be entitled to receive the Per Share Merger Consideration. Options, awards of restricted stock units and awards of performance-based restricted stock units granted or issued under various benefit plans will paid out as described in Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda—Treatment of Equity Incentive Awards.”

Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company common stock (the “Shareholder Approval”), (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Meiji Yasuda and (3) the receipt of regulatory approvals in Oregon and New York where the insurance company subsidiaries of the Company are domiciled as well as notification in some states where the insurance companies are licensed.

For additional information regarding the Merger and related matters, including the Treatment of Equity Incentive Awards, see our Current Report on Form 8-K filed with the SEC on July 24, 2015, the Definitive Proxy Statement filed on September 21, 2015, additional supplemental materials on Schedule A14A filed with the SEC on November 3, 2015, and Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda.”

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions—except share data)

Net income	$55.2	$69.8	$176.0	$158.7
After-tax merger related expenses	(3.0)	---	(5.2)	---
After-tax net capital losses	(3.9)	(3.0)	(9.6)	(3.4)

Net income excluding after-tax merger related expenses and after-tax net capital losses	$62.1	$72.8	$190.8	$162.1

Net capital losses	$(6.2)	$(4.7)	$(15.3)	$(5.3)
Tax benefit on net capital losses	(2.3)	(1.7)	(5.7)	(1.9)

After-tax net capital losses	$(3.9)	$(3.0)	$(9.6)	$(3.4)

Net income per diluted common share:
Net income	$1.28	$1.62	$4.11	$3.63
After-tax merger related expenses	(0.07)	---	(0.12)	---
After-tax net capital losses	(0.09)	(0.07)	(0.22)	(0.08)

Net income excluding after-tax merger related expenses and after-tax net capital losses	$1.44	$1.69	$4.45	$3.71

Shareholders’ equity	$2,272.0	$2,255.7	$2,272.0	$2,255.7
Accumulated other comprehensive income	36.7	188.7	36.7	188.7

Shareholders’ equity excluding accumulated other comprehensive income	$2,235.3	$2,067.0	$2,235.3	$2,067.0

Diluted weighted-average common shares outstanding	43,050,050	43,184,170	42,867,985	43,736,832

Net income excluding after-tax merger related expenses and after-tax net capital losses was $1.44 per diluted share for the third quarter of 2015, compared to $1.69 per diluted share for the third quarter of 2014. The decrease was primarily due to comparatively less favorable claims experience in Employee Benefits, higher operating expenses and higher commissions and bonuses in Employee Benefits, partially offset by higher premiums in Employee Benefits and more favorable claims experience in Individual Disability for the third quarter of 2015.

Net income excluding after-tax merger related expenses and after-tax net capital losses was $4.45 per diluted share for the first nine months of 2015, compared to $3.71 per diluted share for the first nine months of 2014. The increase in net income was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the first nine months of 2015.

Primary Drivers of Third Quarter and First Nine Months of 2015 Results

Employee Benefits premiums increased 7.1% to $486.2 million for the third quarter of 2015 from $453.9 million for the third quarter of 2014. Employee Benefits premiums increased 5.3% to $1.45 billion for the first nine months of 2015 from $1.38 billion for the first nine months of 2014. The increases for the third quarter and the first nine months of 2015 were primarily due to higher Employee Benefits annualized new sales and favorable retention of existing customers. Employee Benefits annualized new sales were $67.6 million for the third quarter of 2015, compared to $52.8 million for the third quarter of 2014. Employee Benefits annualized new sales were $223.1 million for the first nine months of 2015, compared to $136.3 million for the first nine months of 2014. The increases in sales for the third quarter and the first nine months of 2015 reflected an increase in proposal activity. The benefit ratio for Employee Benefits was 75.2% for the third quarter of 2015, compared to a historically low benefit ratio of 70.9% for the third quarter of 2014. The benefit ratio for Employee Benefits was 76.7% for the first nine months of 2015, compared to 78.0% for the first nine months of 2014.

Individual Disability premiums were $51.5 million for the third quarter of 2015, compared to $50.3 million for the third quarter of 2014. Individual Disability premiums were $152.8 million for the first nine months of 2015, compared to $147.3 million for the first nine months of 2014. The increases for the third quarter and the first nine months of 2015 were primarily due to higher Individual Disability annualized new sales and favorable retention of existing customers. The Individual Disability benefit ratio was 59.0% for the third quarter of 2015, compared to 67.8% for the third quarter of 2014 and was 49.1% for the first nine months of 2015, compared to 67.1% for the first nine months of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio can fluctuate widely on a quarterly basis and tends to be more stable when measured on an annual basis.

Asset Management reported income before income taxes of $19.0 million for the third quarter of 2015, compared to $20.8 million for the third quarter of 2014 and $62.9 million for the first nine months of 2015 compared to $59.2 million for the first nine months of 2014. The decrease for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to reserve increases for the third quarter of 2015 reflecting an adjustment of $5.2 million related to changes in mortality and interest rate assumptions in individual annuities, partially offset by an increase in commercial mortgage loan prepayment fee revenues and bond call premiums. Commercial mortgage loan prepayment fee revenues and bond call premiums added $5.2 million of income before income taxes for the third quarter of 2015, compared to $2.7 million for the third quarter of 2014. The increase for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher net investment income, higher administrative fees and lower interest credited. Assets under administration, which include assets related to retirement plans, individual fixed annuities and commercial mortgage loans managed for third-party investors, decreased 2.1% to $25.42 billion at September 30, 2015 from $25.97 billion at September 30, 2014, primarily reflecting the sale of our private client wealth management business, which included assets under administration of approximately $895 million at September 30, 2014.

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

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At September 30, 2015, our fixed maturity securities watch list totaled $80.7 million at fair value and $96.9 million at amortized cost after OTTI. We recorded $2.9 million and $4.5 million of OTTI related to credit loss for the third quarter and the first nine months of 2015, respectively, compared to $0.3 million and $0.4 million of OTTI related to credit loss for the third quarter and the first nine months of 2014, respectively. We recorded no OTTI related to noncredit loss for the third quarter and the first nine months of 2015 and 2014. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Investments” for further disclosures.

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

Total real estate was $25.4 million at September 30, 2015, compared to $37.0 million at December 31, 2014. The $11.6 million decrease in total real estate for the first nine months of 2015 was primarily due to the sale of Real Estate Owned and the impairments on Real Estate Owned.

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

We perform an impairment analysis at least quarterly for all tax-advantaged investments. If the net present value of expected future cash flows of a tax-advantaged investment is less than the current book value of the investment, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss in the period in which it was determined to be impaired. We recorded no OTTI related to tax-advantaged investments that qualify as affordable housing investments for the third quarters and first nine months of 2015 and 2014. We recorded OTTI of $2.9 million and $8.6 million related to tax-advantaged investments that did not qualify as affordable housing investments for the third quarter and first nine months of 2015, respectively. We did not record OTTI for the third quarter and first nine months of 2014 related to tax-advantaged investments that did not qualify as affordable housing investments.

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

Common Stock

In the second quarter of 2015, the Federal Home Loan Bank (“FHLB”) of Seattle completed its merger with the FHLB of Des Moines. The merger does not have a material effect on our business, financial position, results of operations, cash flows or existing funding agreements with the FHLB, and is not anticipated to impact our utilization of the FHLB program or its products in the future. At September 30, 2015, Standard owned $20.6 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. The FHLB of Des Moines common stock is carried at par value and accounted for under the cost method. We periodically evaluate FHLB of Des Moines common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. We did not record OTTI related to the FHLB of Des Moines common stock for the third quarter and first nine months of 2015. We did not record OTTI related to the FHLB of Seattle common stock for the first nine months of 2014.

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

The following table sets forth total reserve balances by reserve type:

	September 30, 2015	December 31, 2014

	(In millions)
Reserves:
Policy reserves	$1,077.7	$1,082.9
Claim reserves	4,742.7	4,749.4

Total reserves	$5,820.4	$5,832.3

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

The following table sets forth total reserve balances by calculation methodology:

	September 30, 2015	Percent of Total	December 31, 2014	Percent of Total

	(Dollars in millions)
Reserves:
Reserves determined through prescribed methodology	$5,145.5	88.4%	$5,182.5	88.8%
Reserves determined by internally-developed formulas	661.3	11.4	634.8	10.9
Reserves based on subjective judgment	13.6	0.2	15.0	0.3

Total reserves	$5,820.4	100.0%	$5,832.3	100.0%

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

The following table sets forth policy reserves by block of business:

	September 30, 2015	December 31, 2014

	(In millions)
Policy reserves:
Individual disability insurance	$276.3	$266.7
Individual and group immediate annuity businesses	214.6	219.9
Individual life insurance	586.8	596.3

Total policy reserves	$1,077.7	$1,082.9

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

Because actual results and trends related to these assumptions may vary from those assumed, we review and, if necessary, revise these assumptions to ensure ongoing reserve adequacy. Assumptions for mortality and interest rates were changed in the third quarter of 2015 for our individual immediate annuities, which resulted in an increase in reserves of $5.2 million for the third quarter of 2015.

Individual life insurance

Effective January 1, 2001, substantially all of our individual life insurance policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement. Effective February 1, 2015, Protective Life was acquired by The Dai-ichi Life Insurance Company, Limited (“Dai-ichi Life”) and is a wholly-owned subsidiary of Dai-ichi Life. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. We do not expect the acquisition to have a material effect on our business, financial position, results of operations or cash flows. The associated reserves remain on our unaudited condensed consolidated balance sheets and an equal amount is recorded as recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

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

The following table sets forth total claim reserves by block of business:

	September 30, 2015	December 31, 2014

	(In millions)
Claim reserves:
Group disability insurance	$3,193.7	$3,199.6
Individual disability insurance	823.1	822.1
Group life insurance	725.9	727.7

Total claim reserves	$4,742.7	$4,749.4

Group and individual disability insurance

Claim reserves for our disability insurance products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The discount rate used for newly incurred long term disability insurance claim reserves and life waiver reserves was 4.00% at September 30, 2015, December 31, 2014 and September 30, 2014.

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

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in the third quarter of 2015 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claim reserves for the third quarter of 2015.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life Insurance Company (“Minnesota Life”) block of individual disability claims annually. These assumptions were refined in the third quarter of 2015, resulting in an increase in reserves of $1.7 million. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and, if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves in the third quarter of 2015, which resulted in a decrease in our individual disability reserves of $0.7 million in the third quarter of 2015. The combination of these adjustments resulted in an overall net increase to individual disability reserves of $1.0 million in the third quarter of 2015. Reserve adjustments made in the third quarter of 2014 resulted in an overall net increase of $1.7 million.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	September 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)

DAC	$357.0	$336.9	6.0%
VOBA	16.1	17.8	(9.6)
Other intangible assets	14.6	26.3	(44.5)

Total DAC, VOBA and other intangible assets	$387.7	$381.0	1.8

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

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 45% and 95% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 80% expected to be amortized by year 5.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability insurance business assumed from Minnesota Life and a block of group disability insurance and group life insurance business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life insurance products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability insurance claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $72.7 million and $71.0 million at September 30, 2015 and December 31, 2014, respectively.

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(Dollars in millions)

DAC	$86.1	24.1%	$82.4	24.5%
VOBA	3.4	21.1	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

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

The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $1.0 million and $1.1 million for the third quarters of 2015 and 2014, respectively. The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $0.9 million and $1.9 million for the first nine months of 2015 and 2014, respectively.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 4.0 years and will be fully amortized by the end of 2022. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $54.5 million and $48.4 million at September 30, 2015 and December 31, 2014, respectively. In the first nine months of 2015, we recorded a $5.6 million impairment to other intangible assets. The impairment was related to the sale of the assets of our private client wealth management business. We did not record an impairment to other intangible assets in the first nine months of 2014.

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

In the fourth quarter of 2014, we adopted an updated mortality table which was a significant driver of the increase in the projected benefit obligation at December 31, 2014 and related increase in operating expenses for the first nine months of 2015 compared to the first nine months of 2014.

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

We record interest paid on income tax liabilities as interest expense and income tax penalties incurred as an operating expense. Currently, the years 2012 through 2015 are open for audit by the IRS.

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

Administrative Fees

Administrative fees for Asset Management include asset-based and plan-based fees related to our retirement plans and fees related to the origination and servicing of commercial mortgage loans. The primary driver for administrative fees is the level of assets under administration for retirement plans, which is driven by equity and debt market performance and net customer deposits. Assets under administration that produce administrative fees include retirement plan group annuity and separate account products, retirement plan trust products and commercial mortgage loans under administration for other investors.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and key indicators:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change

	(Dollars in millions—except per share data)
Revenues:
Premiums	$538.5	$507.3	6.2%		$1,613.2	$1,536.6	5.0%
Administrative fees	32.5	32.8	(0.9)		98.3	97.0	1.3
Net investment income	153.7	152.6	0.7		466.3	461.3	1.1
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(2.9)	(0.3)	866.7		(4.5)	(0.4)	1,025.0
All other net capital losses	(3.3)	(4.4)	(25.0)		(10.8)	(4.9)	120.4

Total net capital losses	(6.2)	(4.7)	31.9		(15.3)	(5.3)	188.7

Total revenues	718.5	688.0	4.4		2,162.5	2,089.6	3.5

Benefits and expenses:
Benefits to policyholders	404.3	360.8	12.1		1,207.7	1,188.1	1.6
Interest credited	35.4	38.7	(8.5)		117.4	122.8	(4.4)
Operating expenses	127.0	119.9	5.9		377.1	348.3	8.3
Commissions and bonuses	56.9	53.2	7.0		171.0	154.7	10.5
Premium taxes	9.8	7.5	30.7		28.5	24.7	15.4
Interest expense	7.8	7.8	---		23.3	24.1	(3.3)
Net increase in DAC, VOBA and other intangible assets	(3.7)	(2.8)	32.1		(10.3)	(2.0)	415.0

Total benefits and expenses	637.5	585.1	9.0		1,914.7	1,860.7	2.9

Income before income taxes	81.0	102.9	(21.3)		247.8	228.9	8.3
Income taxes	25.8	33.1	(22.1)		71.8	70.2	2.3

Net income	$55.2	$69.8	(20.9)		$176.0	$158.7	10.9

Net Income per common share:
Basic	$1.30	$1.63	$(0.33)		$4.17	$3.66	$0.51
Diluted	1.28	1.62	(0.34)		4.11	3.63	0.48

Weighted-average common shares outstanding:
Basic	42,322,478	42,777,337	(1.1	) %	42,234,656	43,324,269	(2.5	) %
Diluted	43,050,050	43,184,170	(0.3)		42,867,985	43,736,832	(2.0)

Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	75.2%	70.9%			76.7%	78.0%
Individual Disability	59.0	67.8			49.1	67.1

Total assets under administration	$25,417.3	$25,974.0	(2.1	) %	$25,417.3	$25,974.0	(2.1	) %
Consolidated portfolio yields:
Fixed maturity securities	3.97%	4.03%			3.97%	4.03%
Commercial mortgage loans	5.37	5.66			5.37	5.66
Combined federal and state effective income tax rate	31.9	32.2			29.0	30.7

Third Quarter of 2015 Compared to Third Quarter of 2014

Net income was $55.2 million for the third quarter of 2015, compared to $69.8 million for the third quarter of 2014. The decrease in net income was primarily due to less favorable claims experience in Employee Benefits, higher operating expenses and higher commissions and bonuses in Employee Benefits, partially offset by higher premiums in Employee Benefits and more favorable claims experience in Individual Disability for the third quarter of 2015.

Revenues

The increase in revenues for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher premiums in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Premiums

The increase in premiums for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Administrative Fees

The decrease in administrative fees for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the decrease in administrative fees from Asset Management as a result of a decrease in assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenues and bond call premiums. The increase was partially offset by the change in the fair value of our S&P 500 Index options related to our equity-indexed annuity product, which decreased net investment income by $5.4 million for the third quarter of 2015, compared to an increase in net investment income of $0.9 million for the third quarter of 2014. See “Business Segments—Asset Management.”

Net Capital Losses

The increase in net capital losses for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to other-than-temporary impairment losses on fixed maturity securities and impairments of certain tax-advantaged investments that did not qualify as affordable housing investments. The increase was partially offset by a decrease in the provision to our commercial mortgage loan loss allowance. See “Business Segments—Other.”

Benefits to Policyholders

The increase in benefits to policyholders for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in business growth as a result of increased premiums in Employee Benefits and comparatively less favorable claims experience in Employee Benefits. The increase was partially offset by more favorable claims experience in Individual Disability for the third quarter of 2015 compared to the third quarter of 2014. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees decreased interest credited by $3.8 million for the third quarter of 2015, compared to $0.5 million for the third quarter of 2014. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the third quarter of 2015 compared to the third quarter of 2014 reflected expenses associated with business growth and additional expenses related to the proposed merger with Meiji Yasuda. See “Business Segments—Other.”

Commissions and Bonuses

The increase in commissions and bonuses for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in premiums and sales for Employee Benefits. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in deferrals for Employee Benefits, which was a result of higher sales, partially offset by a decrease in deferrals for individual annuities. See “Business Segments—Asset Management” and “Business Segments—Insurance Services.”

Income Taxes

The decrease in the effective income tax rate for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher utilization of tax credits during the third quarter of 2015 due to purchases of tax-advantaged investments. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

First Nine Months of 2015 Compared to First Nine Months of 2014

Net income was $176.0 million for the first nine months of 2015, compared to $158.7 million for the first nine months of 2014. The increase was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses for the first nine months of 2015.

Revenues

The increase in revenues for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher premiums in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Premiums

The increase in premiums for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. The increase in annualized new sales for the first nine months of 2015 reflected an increase in proposal activity. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the increase in administrative fees from Asset Management as a result of growth in average assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenues and bond call premiums. The increase was partially offset by the change in the fair value of our S&P 500 Index options related to our equity-indexed annuity product, which decreased net investment income by $3.8 million for the first nine months of 2015, compared to an increase to net investment income of $5.3 million for the first nine months of 2014. See “Business Segments—Asset Management.”

Net Capital Losses

The increase in net capital losses for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to impairments of certain tax-advantaged investments that did not qualify as affordable housing investments, the impairment related to the sale of the assets in our private client wealth management business and the other-than-temporary impairment losses of certain fixed maturity securities, partially offset by a decrease in the provision to our commercial mortgage loan loss allowance. See “Business Segments—Other.”

Benefits to Policyholders

The increase in benefits to policyholders for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in business growth as a result of an increase in premiums in Employee Benefits. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $1.6 million for the first nine months of 2015, compared to $3.5 million for the first nine months of 2014. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to additional expenses related to business growth and additional expenses related to the proposed merger with Meiji Yasuda. See “Business Segments—Other.”

Commissions and Bonuses

The increase in commissions and bonuses for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in premiums and sales for Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in deferrals for Employee Benefits and individual annuities, which was a result of higher sales. See “Business Segments—Asset Management” and “Business Segments—Insurance Services.”

Income Taxes

The decrease in the effective income tax rate for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher utilization of tax credits during the first nine months of 2015 due to purchases of tax-advantaged investments. See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Income Taxes” for more information.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Employee Benefits	76.6%	75.4%	76.2%	75.9%
Individual Disability	9.0	9.2	8.9	8.9

Total Insurance Services	85.6	84.6	85.1	84.8
Asset Management	14.4	15.4	14.9	15.2

Total	100.0%	100.0%	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Three Months Ended September 30, 2015
	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change From 2014

	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$210.9	$	---	$210.9	4.4%
Group long term disability	194.3		---	194.3	3.8
Group short term disability	64.5		---	64.5	16.8
Group other	21.7		---	21.7	9.0
Experience rated refunds	(5.2)		---	(5.2)	(49.5)

Total Employee Benefits	486.2		---	486.2	7.1
Individual Disability	---		51.5	51.5	2.4

Total premiums	486.2		51.5	537.7	6.6
Administrative fees	4.3		---	4.3	13.2
Net investment income	64.4		13.5	77.9	(0.1)

Total revenues	554.9		65.0	619.9	5.8

Benefits and expenses:
Benefits to policyholders	365.1		30.4	395.5	11.3
Interest credited	0.7		---	0.7	---
Operating expenses	86.5		7.6	94.1	5.4
Commissions and bonuses	35.0		13.0	48.0	10.6
Premium taxes	8.7		1.1	9.8	30.7
Net increase in DAC, VOBA and other intangible assets	(1.1)		(4.5)	(5.6)	51.4

Total benefits and expenses	494.9		47.6	542.5	10.2

Income before income taxes	$60.0		$17.4	$77.4	(17.3)

	Three Months Ended September 30, 2014

	Employee	Individual	Total Insurance
	Benefits	Disability	Services

	(In millions)
Revenues:
Premiums:
Group life and AD&D	$202.0	$ ---	$202.0
Group long term disability	187.1	---	187.1
Group short term disability	55.2	---	55.2
Group other	19.9	---	19.9
Experience rated refunds	(10.3)	---	(10.3)

Total Employee Benefits	453.9	---	453.9
Individual Disability	---	50.3	50.3

Total premiums	453.9	50.3	504.2
Administrative fees	3.8	---	3.8
Net investment income	64.9	13.1	78.0

Total revenues	522.6	63.4	586.0

Benefits and expenses:
Benefits to policyholders	321.1	34.1	355.2
Interest credited	0.7	---	0.7
Operating expenses	82.2	7.1	89.3
Commissions and bonuses	30.5	12.9	43.4
Premium taxes	6.6	0.9	7.5
Net decrease (increase) in DAC, VOBA and other intangible assets	0.4	(4.1)	(3.7)

Total benefits and expenses	441.5	50.9	492.4

Income before income taxes	$81.1	$12.5	$93.6

	Nine Months Ended September 30, 2015
	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change From 2014

	(Dollars in millions)
Revenues:
Premiums:
Group life and AD&D	$629.5	$	---	$629.5	4.0%
Group long term disability	584.8		---	584.8	3.4
Group short term disability	186.1		---	186.1	11.4
Group other	63.1		---	63.1	7.9
Experience rated refunds	(10.4)		---	(10.4)	(33.8)

Total Employee Benefits	1,453.1		---	1,453.1	5.3
Individual Disability	---		152.8	152.8	3.7

Total premiums	1,453.1		152.8	1,605.9	5.1
Administrative fees	12.4		0.1	12.5	1.6
Net investment income	193.5		41.4	234.9	(0.5)

Total revenues	1,659.0		194.3	1,853.3	4.3

Benefits and expenses:
Benefits to policyholders	1,112.2		75.0	1,187.2	1.2
Interest credited	2.6		---	2.6	---
Operating expenses	256.9		22.9	279.8	8.0
Commissions and bonuses	104.2		37.8	142.0	10.0
Premium taxes	25.3		3.2	28.5	15.4
Net increase in DAC, VOBA and other intangible assets	(4.5)		(9.3)	(13.8)	50.0

Total benefits and expenses	1,496.7		129.6	1,626.3	3.0

Income before income taxes	$162.3		$64.7	$227.0	15.0

	Nine Months Ended September 30, 2014

	Employee	Individual	Total Insurance
	Benefits	Disability	Services

	(In millions)
Revenues:
Premiums:
Group life and AD&D	$605.1	$ ---	$605.1
Group long term disability	565.7	---	565.7
Group short term disability	167.0	---	167.0
Group other	58.5	---	58.5
Experience rated refunds	(15.7)	---	(15.7)

Total Employee Benefits	1,380.6	---	1,380.6
Individual Disability	---	147.3	147.3

Total premiums	1,380.6	147.3	1,527.9
Administrative fees	12.2	0.1	12.3
Net investment income	196.2	39.8	236.0

Total revenues	1,589.0	187.2	1,776.2

Benefits and expenses:
Benefits to policyholders	1,073.7	98.9	1,172.6
Interest credited	2.6	---	2.6
Operating expenses	238.3	20.7	259.0
Commissions and bonuses	93.5	35.6	129.1
Premium taxes	22.0	2.7	24.7
Net increase in DAC, VOBA and other intangible assets	(0.3)	(8.9)	(9.2)

Total benefits and expenses	1,429.8	149.0	1,578.8

Income before income taxes	$159.2	$38.2	$197.4

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

	(Dollars in millions)
Key indicators:
Annualized new sales:
Employee Benefits	$67.6	$52.8	28.0%	$223.1	$136.3	63.7%
Individual Disability	7.7	7.3	5.5	18.6	16.7	11.4

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	75.2%	70.9%		76.7%	78.0%
Individual Disability	59.0	67.8		49.1	67.1

Operating expense ratio (% of premiums):
Employee Benefits	17.8	18.1		17.7	17.3
Individual Disability	14.8	14.1		15.0	14.1

Discount rate	4.00	4.00		4.00	4.00

Third Quarter of 2015 Compared to Third Quarter of 2014

Income before income taxes for Insurance Services was $77.4 million for the third quarter of 2015, compared to $93.6 million for the third quarter of 2014. The decrease was primarily due to less favorable claims experience in Employee Benefits, higher operating expenses and higher commissions and bonuses in Employee Benefits, partially offset by higher premiums in Employee Benefits and Individual Disability and more favorable claims experience in Individual Disability.

Premiums

The increase in premiums for Insurance Services for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. The increase in sales for the third quarter of 2015 reflected an increase in proposal activity. See “Basis of Presentation—Premiums.”

Benefits to Policyholders (including interest credited)

The increase in benefits to policyholders (including interest credited) for Insurance Services for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in business growth as a result of increased premiums in Employee Benefits and comparatively less favorable claims experience in Employee Benefits. Benefits to policyholders related to incurred claims for the third quarter of 2015 increased for group life and group long term disability compared to the third quarter of 2014. Long term disability insurance claims incidence for the third quarter of 2015 was flat compared to the third quarter of 2014.

The discount rate used for newly established long term disability insurance claim reserves and life waiver reserves was 4.00% for the third quarters of 2015 and 2014. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

The benefit ratio for Employee Benefits was 75.2% for the third quarter of 2015, compared to a historically low benefit ratio of 70.9% for the third quarter of 2014. The increase in the benefit ratio was primarily due to less favorable claims experience for the third quarter of 2015 compared to the third quarter of 2014. The less favorable claims experience for the third quarter of 2015 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves.

The benefit ratio for Individual Disability was 59.0% for the third quarter of 2015, compared to 67.8% for the third quarter of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in compensation related costs.

Commissions and Bonuses

The increase in commissions and bonuses for Insurance Services for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in sales and premiums for Employee Benefits.

Premium Taxes

The increase in premium taxes for Insurance Services for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in premiums and a decrease in the utilization of state premium tax credits during the third quarter of 2015.

Net Change in DAC, VOBA and Other Intangible Assets

The increase in DAC, VOBA and other intangible assets for Insurance Services for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in deferrals for Employee Benefits, which was a result of higher sales.

First Nine Months of 2015 Compared to First Nine Months of 2014

Income before income taxes for Insurance Services was $227.0 million for the first nine months of 2015, compared to $197.4 million for the first nine months of 2014. The increase was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses.

Premiums

The increase in premiums for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. The increase in sales for the first nine months of 2015 reflected an increase in proposal activity. See “Basis of Presentation—Premiums.”

Net Investment Income

The decrease in net investment income for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease in portfolio yields for fixed maturity securities and commercial mortgage loans.

Benefits to Policyholders (including interest credited)

The increase in benefits to policyholders (including interest credited) for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in business growth as a result of increased sales and premiums in Employee Benefits. Claims experience in relation to premium growth was favorable in Employee Benefits for the first nine months of 2015 compared to the first nine months of 2014. Benefits to policyholders related to incurred claims for the first nine months of 2015 increased for both group life and group long term disability compared to the first nine months of 2014. Long term disability insurance claims incidence for the first nine months of 2015 decreased by 3.1%, compared to the first nine months of 2014.

The discount rate used for newly established long term disability insurance claim reserves and life waiver reserves was 4.00% for both the first nine months of 2015 and 2014. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims—Claim Reserves” for more information.

The benefit ratio for Employee Benefits was 76.7% for the first nine months of 2015, compared to 78.0% for the first nine months of 2014. The decrease in the benefit ratio was primarily due to more favorable claims experience for the first nine months of 2015 compared to the first nine months of 2014. The more favorable claims experience for the first nine months of 2015 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves.

The benefit ratio for Individual Disability was 49.1% for the first nine months of 2015, compared to 67.1% for first nine months of 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefit and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in compensation related costs.

Commissions and Bonuses

The increase in commissions and bonuses for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in sales and premiums for Employee Benefits.

Premium Taxes

The increase in premium taxes for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in premiums and a decrease in the utilization of state premium tax credits during the first nine months of 2015.

Net Change in DAC, VOBA and Other Intangible Assets

The increase in DAC, VOBA and other intangible assets for Insurance Services for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in deferrals for Employee Benefits, which was a result of higher sales.

Asset Management

The following table sets forth our Asset Management results of operations and key indicators:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Percent Change		2015	2014	Percent Change

	(Dollars in millions)
Revenues:
Premiums:
Retirement plans	$0.2	$0.5	(60.0	) %	$1.7	$1.7	---%
Individual annuities	0.6	2.6	(76.9)		5.6	7.0	(20.0)

Total premiums	0.8	3.1	(74.2)		7.3	8.7	(16.1)

Administrative fees:
Retirement plans	25.7	25.5	0.8		76.5	74.2	3.1
Other financial services businesses	7.6	8.4	(9.5)		24.3	25.0	(2.8)

Total administrative fees	33.3	33.9	(1.8)		100.8	99.2	1.6

Net investment income:
Retirement plans	32.2	28.1	14.6		93.2	83.9	11.1
Individual annuities	31.0	37.2	(16.7)		104.2	116.9	(10.9)
Other financial services businesses	6.6	4.1	61.0		18.6	10.3	80.6

Total net investment income	69.8	69.4	0.6		216.0	211.1	2.3

Total revenues	103.9	106.4	(2.3)		324.1	319.0	1.6

Benefits and expenses:
Benefits to policyholders	8.8	5.6	57.1		20.5	15.5	32.3
Interest credited	34.7	38.0	(8.7)		114.8	120.2	(4.5)
Operating expenses	30.6	31.3	(2.2)		93.4	91.3	2.3
Commissions and bonuses	8.9	9.8	(9.2)		29.0	25.6	13.3
Net decrease in DAC, VOBA and other intangible assets	1.9	0.9	111.1		3.5	7.2	(51.4)

Total benefits and expenses	84.9	85.6	(0.8)		261.2	259.8	0.5

Income before income taxes	$19.0	$20.8	(8.7)		$62.9	$59.2	6.3

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
	(Dollars in millions)
Key indicators:
Interest credited (% of net investment income):
Retirement plans	54.3%	58.7%		55.0%	57.9%
Individual annuities	51.6	56.7		58.5	60.9
Retirement plans annualized operating expenses (% of average assets under administration)	0.46%	0.47%		0.47%	0.48%
Commercial mortgage loans originated	$382.4	$303.5	26.0%	$1,262.3	$920.6	37.1%
Individual annuity sales	101.5	124.0	(18.1)	322.3	258.7	24.6
Assets under administration:
Retirement plans general account				$2,971.8	$2,663.0	11.6%
Retirement plans separate account				6,797.2	7,031.9	(3.3)

Total retirement plans insurance products				9,769.0	9,694.9	0.8
Retirement plans trust products				8,872.9	8,838.5	0.4
Individual annuities				3,370.5	3,290.8	2.4
Commercial mortgage loans for other investors				3,404.9	3,255.0	4.6
Private client wealth management				---	894.8	(100.0)

Total assets under administration				$25,417.3	$25,974.0	(2.1)

Third Quarter of 2015 Compared to Third Quarter of 2014

Income before income taxes for Asset Management was $19.0 million for the third quarter of 2015, compared to $20.8 million for the third quarter of 2014. The decrease was primarily due to reserve increases of $5.2 million related to changes in mortality and interest rate assumptions in individual annuities, partially offset by an increase in commercial mortgage loans prepayment fee revenues and bond call premiums. Commercial mortgage loan prepayment fee revenues and bond call premiums added $5.2 million of income before income taxes for the third quarter of 2015, compared to $2.7 million for the third quarter of 2014.

Premiums

The decrease in premiums for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to lower sales of single-premium life contingent annuity products. See “Basis of Presentation—Premiums.”

Administrative Fees

The decrease in administrative fees for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in assets under administration. Assets under administration decreased 2.1% to $25.42 billion at September 30, 2015, compared to $25.97 billion at September 30, 2014, primarily reflecting the sale of our private client wealth management business, which included assets under administration of approximately $895 million at September 30, 2014.

Net Investment Income

The increase in net investment income for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenues and bond call premiums. Commercial mortgage loan prepayment fee revenues and bond call premiums were $5.7 million for the third quarter of 2015, compared to $3.0 million for the third quarter of 2014. This increase was partially offset by the change in the fair value of our S&P 500 Index options related to our equity-indexed annuity product, which decreased net investment income by $5.4 million for the third quarter of 2015, compared to an increase to net investment income of $0.9 million for the third quarter of 2014.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to reserve increases of $5.2 million related to changes in mortality and interest rate assumptions in individual annuities.

Interest Credited

The decrease in interest credited for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in the average interest-crediting rate of our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees decreased interest credited by $3.8 million for the third quarter of 2015, compared to $0.5 million for the third quarter of 2014.

Operating Expenses

The decrease in operating expenses for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in compensation related costs, which reflected the sale of our private client wealth management business in the second quarter of 2015.

Commissions and Bonuses

The decrease in commissions and bonuses for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to lower individual annuity sales.

Net Change in DAC, VOBA and Other Intangible Assets

The higher net decrease in DAC, VOBA and other intangible assets for Asset Management for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in deferrals for individual annuities, which was primarily due to lower individual annuity sales for the third quarter of 2015 compared to the third quarter of 2014. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

First Nine Months of 2015 Compared to First Nine Months of 2014

Income before income taxes for Asset Management was $62.9 million for the first nine months of 2015, compared to $59.2 million for the first nine months of 2014. The increase was primarily due to higher net investment income, higher administrative fees and lower interest credited. This increase was partially offset by reserve increases of $5.2 million related to changes in mortality and interest rate assumptions in individual annuities.

Administrative Fees

The increase in administrative fees for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in retirement plan assets under administration.

Net Investment Income

The increase in net investment income for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenues and bond call premiums and an increase in retirement plan general account and individual annuity assets under administration at September 30, 2015, compared to September 30, 2014. Commercial mortgage loan prepayment fees and bond call premiums were $13.7 million for the first nine months of 2015, compared to $8.4 million for the first nine months of 2014. This increase was partially offset by changes in the fair value of our S&P 500 Index options related to our equity-indexed annuity product, which decreased net investment income by $3.8 million for the first nine months of 2015, compared to an increase to net investment income of $5.3 million for the first nine months of 2014.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to reserve increases of $5.2 million related to changes in mortality and interest rate assumptions in individual annuities.

Interest Credited

The decrease in interest credited for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $1.6 million for the first nine months of 2015, compared to $3.5 million for the first nine months of 2014.

Operating Expenses

The increase in operating expenses for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily to support business growth, consistent with growth in retirement plan assets under administration.

Commissions and Bonuses

The increase in commissions and bonuses for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher individual annuity sales.

Net Change in DAC, VOBA and Other Intangible Assets

The lower net decrease in DAC, VOBA and other intangible assets for Asset Management for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in the margin between net investment income and interest credited for our fixed deferred annuity products. This decrease was partially offset by an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales for the first nine months of 2015 compared to the first nine months of 2014. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

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

The following table sets forth results and key indicators for the Other category:

	Three Months Ended September 30,			Nine Months Ended September 30,

			Dollar			Dollar
	2015	2014	Change	2015	2014	Change

	(In millions)
Revenues:
Administrative fees	$(5.1)	$(4.9)	$(0.2)	$(15.0)	$(14.5)	$(0.5)
Net investment income	6.0	5.2	0.8	15.4	14.2	1.2
Net capital losses:
OTTI on fixed maturity securities	(2.9)	(0.3)	(2.6)	(4.5)	(0.4)	(4.1)
All other net capital losses	(3.3)	(4.4)	1.1	(10.8)	(4.9)	(5.9)

Total net capital losses	(6.2)	(4.7)	(1.5)	(15.3)	(5.3)	(10.0)

Total revenues	(5.3)	(4.4)	(0.9)	(14.9)	(5.6)	(9.3)

Benefits and expenses:
Operating expenses	2.3	(0.7)	3.0	3.9	(2.0)	5.9
Interest expense	7.8	7.8	---	23.3	24.1	(0.8)

Total benefits and expenses	10.1	7.1	3.0	27.2	22.1	5.1

Loss before income taxes	$(15.4)	$(11.5)	$(3.9)	$(42.1)	$(27.7)	$(14.4)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$(4.7)	$1.0	$(5.7)	$(3.3)	$3.3	$(6.6)
Commercial mortgage loans	2.4	(5.1)	7.5	4.8	(6.3)	11.1
Real estate	(0.9)	(0.9)	---	(2.2)	(1.5)	(0.7)
Other	(3.0)	0.3	(3.3)	(14.6)	(0.8)	(13.8)

Total net capital losses	$(6.2)	$(4.7)	$(1.5)	$(15.3)	$(5.3)	$(10.0)

Provision change gain (loss) to our commercial mortgage loan loss allowance	$1.9	$(5.9)	$7.8	$4.1	$(8.1)	$12.2

Third Quarter of 2015 Compared to Third Quarter of 2014

The Other category reported a loss before income taxes of $15.4 million for the third quarter of 2015, compared to a loss before income taxes of $11.5 million for the third quarter of 2014. Net capital losses were $6.2 million for the third quarter of 2015, compared to $4.7 million for the third quarter of 2014. The loss before income taxes excluding net capital losses was $9.2 million for the third quarter of 2015, compared to $6.8 million for the third quarter of 2014. The increase in the loss before income taxes excluding net capital losses was primarily due to an increase in operating expenses, partially offset by an increase in net investment income.

Net Investment Income

The increase in net investment income for the Other category for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in the amount of invested assets allocated to the Other category.

Net Capital Losses

The increase in net capital losses for the Other category for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to other-than-temporary impairment losses of certain fixed maturity securities and impairments of certain tax-advantaged investments that did not qualify as affordable housing investments, partially offset by a decrease in the provision to our commercial mortgage loan loss allowance for the third quarter of 2015 compared to the third quarter of 2014.

Operating Expenses

The increase in operating expenses for the Other category for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $1.8 million in additional expenses related to the proposed merger with Meiji Yasuda. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda.”

First Nine Months of 2015 Compared to First Nine Months of 2014

The Other category reported a loss before income taxes of $42.1 million for the first nine months of 2015, compared to a loss before income taxes of $27.7 million for the first nine months of 2014. Net capital losses were $15.3 million for the first nine months of 2015, compared to $5.3 million for the first nine months of 2014. The loss before income taxes excluding net capital losses was $26.8 million for the first nine months of 2015, compared to $22.4 million for the first nine months of 2014. The increase in the loss before income taxes excluding net capital losses was primarily due to an increase in operating expenses, partially offset by an increase in net investment income and a decrease in interest expense.

Net Investment Income

The increase in net investment income for the Other category for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in the amount of invested assets allocated to the Other category.

Net Capital Losses

The increase in net capital losses for the Other category for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to other-than-temporary impairment losses of certain fixed maturity securities, impairments of certain tax-advantaged investments that did not qualify as affordable housing investments, and the impairment related to the sale of the assets in our private client wealth management business. Partially offsetting the increase in net capital losses was a decrease in the provision to our commercial mortgage loan loss allowance for the first nine months of 2015 compared to the first nine months of 2014.

Operating Expenses

The increase in operating expenses for the Other category for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to $5.2 million in additional expenses related to the proposed merger with Meiji Yasuda. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda.”

Interest Expense

The decrease in interest expense for the Other category for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the $47.1 million repurchase of junior subordinated debentures (“Subordinated Debt”) in the first quarter of 2014. See “Liquidity and Capital Resources—Financing Cash Flows.”

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

Interest rate risk management, along with asset-liability analysis informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specific intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at September 30, 2015.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.6%, or $289.8 million, of our fixed maturity securities portfolio at September 30, 2015. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 96% of the commercial mortgage loan portfolio contains this type of prepayment provision. In addition, approximately 2% of the commercial mortgage loan portfolio contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $311.7 million for the first nine months of 2015, compared to $218.0 million for the first nine months of 2014. The increase in operating cash flows for the first nine months of 2015 compared to the same period in 2014 was primarily due to fluctuations in other assets and liabilities, mainly attributable to timing differences. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows provided by operating activities are affected by the timing of premiums, administrative fees and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $612.6 million and $500.3 million for the first nine months of 2015 and 2014, respectively. The increase in net cash used in investing activities for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher commercial mortgage loan acquisitions, net of proceeds from the sale or repayment of commercial mortgage loans for the first nine months of 2015 compared to the first nine months of 2014.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At September 30, 2015, total cash and investments consisted of 56.2% fixed maturity securities, 39.2% commercial mortgage loans, 2.3% cash and cash equivalents and 2.3% real estate and other invested assets.

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

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	September 30, 2015

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$439.3	$12.6	$(9.6)	$442.3
Capital goods	1,005.0	35.3	(8.1)	1,032.2
Communications	371.1	12.3	(10.3)	373.1
Consumer goods	1,659.5	81.0	(9.3)	1,731.2
Energy	933.0	27.4	(37.2)	923.2
Finance	1,679.6	63.5	(6.7)	1,736.4
Utilities	684.2	48.0	(6.0)	726.2
Transportation and other	242.4	12.6	(1.7)	253.3

Total corporate bonds	7,014.1	292.7	(88.9)	7,217.9
U.S. government and agency bonds	201.6	31.5	---	233.1
U.S. state and political subdivision bonds	139.8	10.0	(0.1)	149.7
Foreign government bonds	79.8	6.4	---	86.2
Mortgage/asset-backed bonds	264.3	4.0	(2.0)	266.3

Total fixed maturity securities	$7,699.6	$344.6	$(91.0)	$7,953.2

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Fixed maturity securities:
Corporate bonds:
Basic industry	$472.6	$17.6	$(2.8)	$487.4
Capital goods	871.0	40.1	(3.0)	908.1
Communications	333.6	18.2	(2.2)	349.6
Consumer goods	1,588.9	98.3	(5.2)	1,682.0
Energy	895.1	36.2	(18.8)	912.5
Finance	1,715.1	76.0	(3.8)	1,787.3
Utilities	623.8	64.3	(0.6)	687.5
Transportation and other	240.5	15.8	(0.6)	255.7

Total corporate bonds	6,740.6	366.5	(37.0)	7,070.1
U.S. government and agency bonds	223.2	35.6	(0.2)	258.6
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9
Mortgage/asset-backed bonds	242.0	4.1	(2.1)	244.0

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

The following table sets forth key indicators of our fixed maturity securities portfolio:

	September 30, 2015	December 31, 2014	Change

	(Dollars in millions)
Fixed maturity securities	$7,953.2	$7,773.7	2.3%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.4%	5.5%
Managed by a third party	$381.5	$375.8	1.5%

Fixed maturity securities on our watch list:
Fair value	$80.7	$12.7	$68.0
Amortized cost after OTTI	96.9	15.2	81.7

Gross unrealized capital gains in our fixed maturity securities portfolio	$344.6	$423.1	$(78.5)
Gross unrealized capital losses in our fixed maturity securities portfolio	(91.0)	(39.4)	(51.6)

We recorded OTTI of $2.9 million and $0.3 million for the third quarters of 2015 and 2014, respectively, and $4.5 million and $0.4 million for the first nine months of 2015 and 2014, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at September 30, 2015.

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

The following table sets forth commercial mortgage loan servicing data:

	September 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,547.3	$5,321.1	4.3%
For other institutional investors	3,404.9	3,304.1	3.1

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	$10.2	$9.5	7.4

The estimated average loan-to-value ratio for the overall portfolio was less than 70% at September 30, 2015. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at September 30, 2015. We have the contractual ability to pursue personal recourse on approximately 71% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at September 30, 2015 was approximately 8%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of the commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

At September 30, 2015, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At September 30, 2015, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At September 30, 2015, we had outstanding commitments to fund commercial mortgage loans totaling $243.2 million, with fixed interest rates ranging from 4.00% to 6.50%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	September 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)
Commercial mortgage loans sixty-day delinquencies:
Book value	$3.1	$8.6	(64.0	) %
Delinquency rate	0.06%	0.16%
In process of foreclosure	$0.4	$0.5	(20.0)

Restructured commercial mortgage loans	106.9	108.8	(1.7)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The decrease in restructured commercial mortgage loans of $1.9 million during the first nine months of 2015 was associated with a decrease in the number of loans restructured.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change

	(Dollars in millions)

Number of loans foreclosed	1	3	(2)	2	6	(4)
Book value of loans foreclosed	$0.4	$1.7	$(1.3)	$0.9	$5.2	$(4.3)
Number of properties foreclosed and transferred to Real Estate Owned	1	3	(2)	1	6	(5)
Real estate acquired	$0.4	$1.3	$(0.9)	$0.4	$4.4	$(4.0)

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during the third quarter and first nine months of 2015, compared to the same periods of 2014 decreased primarily due to fewer property foreclosures. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Dollar Change	2015	2014	Dollar Change

	(In millions)
Commercial mortgage loan loss allowance:
Beginning balance	$35.5	$44.4	$(8.9)	$40.0	$43.6	$(3.6)
Provision change (gain) loss	(1.9)	5.9	(7.8)	(4.1)	8.1	(12.2)
Charge-offs	(0.3)	(8.8)	8.5	(2.6)	(10.2)	7.6

Ending balance	$33.3	$41.5	$(8.2)	$33.3	$41.5	$(8.2)

Specific loan loss allowance	$23.3	$24.6	$(1.3)	$23.3	$24.6	$(1.3)
General loan loss allowance	10.0	16.9	(6.9)	10.0	16.9	(6.9)

Total commercial mortgage loan loss allowance	$33.3	$41.5	$(8.2)	$33.3	$41.5	$(8.2)

The decrease in the commercial mortgage loan loss allowance at September 30, 2015 compared to September 30, 2014 was primarily due to a decrease in both the general and specific loan loss allowances. The decrease in the charge-offs for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to lower losses related to charges associated with commercial mortgage loans leaving the portfolio during the third quarter and first nine months of 2015.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	September 30, 2015	December 31, 2014	Dollar Change

	(In millions)

Impaired commercial mortgage loans with specific allowances for losses	$73.5	$74.2	$(0.7)
Impaired commercial mortgage loans without specific allowances for losses	23.0	31.7	(8.7)
Specific allowance for losses on impaired commercial mortgage loans, end of the period	(23.3)	(23.8)	0.5

Net carrying value of impaired commercial mortgage loans	$73.2	$82.1	$(8.9)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at September 30, 2015 compared to December 31, 2014 was primarily due to a decrease in impaired commercial mortgage loans without a specific allowance for losses.

See Item 1, “Financial Statements—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 7—Investments—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $380.1 million and $166.3 million for the first nine months of 2015 and 2014, respectively. The increase in net cash provided by financing cash flows for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a $119.1 million decrease in share repurchases, a $47.1 million increase in policyholder fund deposits, net of withdrawals, and a $47.1 million decrease in cash used to repurchase debt. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

We maintain a $250 million senior unsecured revolving credit facility (“Facility”). Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. In June 2014, the termination date of the Facility was extended by one year to June 22, 2018. On October 27, 2015, we amended the Facility to change the definition of change in control to allow for the proposed merger with Meiji Yasuda. We expect to use any borrowings under the Facility for working capital, general corporate purposes and for issuance of letters of credit.

Under the Facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.56 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At September 30, 2015, we had a total debt to total capitalization ratio of 19.2% and consolidated net worth of $2.12 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At September 30, 2015, we were in compliance with all covenants under the Facility and had no outstanding balance on the Facility. We believe we will continue to meet the financial covenants throughout the life of the Facility.

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

In the second quarter of 2015, the FHLB of Seattle completed its merger with the FHLB of Des Moines. The merger does not have a material effect on our business, financial position, results of operations, cash flows, existing funding agreements with the FHLB, and is not anticipated to impact our utilization of the FHLB program or its products in the future. Standard issues collateralized funding agreements to the FHLB of Des Moines and invests the cash received from advances to support various spread-based businesses and enhance our asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At September 30, 2015, Standard had $266.0 million outstanding under funding agreements with the FHLB of Des Moines and pledged $323.1 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances.

Capital Management

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our statutory insurance subsidiaries is generally to maintain statutory capital and surplus at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The statutory insurance subsidiaries capital and surplus as a percentage of the Company Action Level RBC was approximately 440% at September 30, 2015. At September 30, 2015, capital and surplus, adjusted to exclude asset valuation reserves, for our regulated statutory insurance subsidiaries totaled $1.34 billion.

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

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid an extraordinary cash distribution to StanCorp of $50.0 million for the third quarter of 2015 and an extraordinary cash distribution of $240.0 million to StanCorp for the third quarter of 2014. Standard paid extraordinary cash distributions to StanCorp of $150.0 million for the first nine months of 2015 and paid a $240.0 million extraordinary cash distribution and paid ordinary cash dividends of $80.0 million to StanCorp for the first nine months of 2014.

Dividends to Shareholders

As permitted by the Merger Agreement, on October 21, 2015, our Board declared an annual cash dividend of $1.40 per common share. The dividend will be paid on November 30, 2015 to shareholders of record on November 10, 2015. In December 2014, StanCorp paid an annual cash dividend of $1.30 per common share, totaling $54.7 million. The Board has increased the annual dividend per common share to shareholders each year for the past 16 consecutive years. The declaration and payment of dividends to shareholders is subject to the discretion of our Board. For more information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda.” In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt issued May 7, 2007. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On February 11, 2014, our Board authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon the completion of a prior repurchase authorization during the second quarter of 2014. As of September 30, 2015, there were 2.0 million shares remaining under the February 2014 Authorization. Share repurchases under the repurchase program are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. We did not repurchase shares in the third quarter or first nine months of 2015 and do not anticipate further share repurchases pending completion of the merger with Meiji Yasuda.

The following table sets forth share repurchases activity:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014

	(Dollars in millions—except per share data)
Share repurchases:
Shares repurchased		---	530,898		---	1,936,976
Cost of share repurchases	$	---	$33.2	$	---	$119.1
Weighted-average price per common share		---	62.45		---	61.48

Shares remaining under repurchase authorizations		1,972,337	2,418,536		1,972,337	2,418,536

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

The following table sets forth Standard’s financial strength ratings as of October 2015:

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

These changes in outlook were due to the announcement that StanCorp entered into a Merger Agreement with Meiji Yasuda. For additional information, see Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda.”

Debt ratings assess credit quality and the likelihood of issuer default. S&P, Moody’s and A.M. Best provide ratings on StanCorp’s Senior Notes and Subordinated Debt. S&P and A.M. Best also provide issuer credit ratings for both Standard and StanCorp.

The following table sets forth our debt ratings and issuer credit ratings as of October 2015:

	S&P	Moody’s	A.M. Best
StanCorp debt ratings:
Senior Notes	BBB+	Baa2	bbb
Subordinated Debt	BBB-	Baa3	bb+

Issuer credit ratings:
Standard	A+	---	a(1)
StanCorp	BBB+	---	bbb

Outlook	Negative	Stable	Positive(1)

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

Contingencies and Litigation

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

See discussion of loan commitments in “Liquidity and Capital Resources—Investing Cash Flows—Commercial Mortgage Loans.”

Insolvency Assessments

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.6 million for the first nine months of 2015 and 2014. At September 30, 2015, we maintained a reserve of $0.4 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Dollar Change	2015	2014	Dollar Change

	(In millions)

Statutory Results	$85.0	$108.9	$(23.9)	$224.4	$207.8	$16.6
Adjusted GAAP Results	87.2	107.6	(20.4)	263.1	234.2	28.9

Difference	$(2.2)	$1.3	$(3.5)	$(38.7)	$(26.4)	$(12.3)

The decrease in Statutory Results for the third quarter 2015 compared to the third quarter 2014 was primarily due to comparatively less favorable claims experience in Employee Benefits. The increase in Statutory Results for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to more favorable claims experience in Employee Benefits and Individual Disability.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for the third quarter and the first nine months of 2015 compared to the third quarter and the first nine months of 2014 were primarily due to net income or loss from the holding company and noninsurance subsidiaries, partially offset by differences in the prescribed accounting treatments between GAAP and Statutory accounting practices for reserves.

The following table sets forth statutory capital and the associated asset valuation reserve:

	September 30, 2015	December 31, 2014	Percent Change

	(Dollars in millions)

Statutory capital and surplus adjusted to exclude asset valuation reserve	$1,339.3	$1,334.6	0.4%
Asset valuation reserve	105.2	106.2	(0.9)

Accounting Pronouncements

See Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Accounting Pronouncements.”

Forward-looking Statements

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Form 10-Q and in other reports, filings with the SEC, press releases, conferences or otherwise, that are other than purely historical information. These statements, including statements about the proposed merger of StanCorp with Meiji Yasuda and estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

•	Failure to timely complete the merger with Meiji Yasuda could adversely impact our stock price, business, financial condition and results of operations.
•	The pendency of the merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations.
•	Shareholder litigation against us, our directors and/or Meiji Yasuda could delay or prevent the merger and cause us to incur significant costs and expenses.
•	Growth of sales, premiums, annuity deposits, cash flows, assets under administration including performance of equity investments in the separate account, gross profits and profitability.
•	Availability of capital required to support business growth and the effective use of capital, including the ability to achieve financing through debt or equity.
•	Changes in liquidity needs and the liquidity of assets in our investment portfolios, including the ability to pledge collateral as required.
•	Performance of business acquired through reinsurance or acquisition.

•	Changes in financial strength and credit ratings.
•	Changes in the regulatory environment at the state or federal level.
•	Changes in accounting standards, practices or policies.
•	Findings in litigation or other legal proceedings.
•	Intent and ability to hold investments consistent with our investment strategy.
•	Receipt of dividends from, or contributions to, our subsidiaries.
•	Adequacy of the diversification of risk by product offerings and customer industry, geography and size, including concentration of risk, especially inherent in group life products.
•	Adequacy of asset-liability management.
•	Events of terrorism, natural disasters or other catastrophic events, including losses from a disease pandemic.
•	Benefit ratios, including changes in claims incidence, severity and recovery.
•	Levels of customer persistency.
•	Adequacy of reserves established for future policy benefits.
•	The effect of changes in interest rates on reserves, policyholder funds, investment income, bond call premiums and commercial mortgage loan prepayment fees.
•	Levels of employment and wage growth and the impact of rising benefit costs on employer budgets for employee benefits.
•	Competition from other insurers and financial services companies, including the ability to competitively price our products.
•	Ability of reinsurers to meet their obligations.
•	Availability, adequacy and pricing of reinsurance and catastrophe reinsurance coverage and potential charges incurred.
•	Achievement of anticipated levels of operating expenses.
•	Adequacy of diversification of risk within our fixed maturity securities portfolio by industries, issuers and maturities.
•	Adequacy of diversification of risk within our commercial mortgage loan portfolio by borrower, property type and geographic region.
•	Credit quality of the holdings in our investment portfolios.
•	The condition of the economy and expectations for interest rate changes.
•	The effect of changing levels of bond call premiums, commercial mortgage loan prepayment fees and commercial mortgage loan participation levels on cash flows.
•	Experience in delinquency rates or loss experience in our commercial mortgage loan portfolio.
•	Adequacy of commercial mortgage loan loss allowance.
•	Concentration of commercial mortgage loan assets collateralized in certain states such as California.
•	Environmental liability exposure resulting from commercial mortgage loan and real estate investments.
•

Our ability to conduct business may be compromised if we are unable to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated events.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by StanCorp Financial Group, Inc. since those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4:	CONTROLS AND PROCEDURES

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2015, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Since entering into an Agreement and Plan of Merger (the “Merger Agreement”) dated July 23, 2015 with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda (“Merger Sub”), we, members of the Board (the “Board”) and the Meiji Yasuda parties have been named as defendants in four lawsuits brought by our purported shareholders on behalf of our shareholders challenging the merger. For additional information regarding the proposed merger, see Part 1, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda.”

Four putative class action lawsuits were filed in the Circuit Court of the State of Oregon for the County of Multnomah: Shiva Stein, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV20372, filed July 31, 2015, Bud and Sue Frashier Family Trust, et al. v. J. Greg Ness, et al., Case No. 15CV20832, filed August 7, 2015, Grant Causton, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV22197, filed August 20, 2015, and Janet Shock v. StanCorp Financial Group, Inc., et al., Case No. 15CV23748 (later amended to name Hillery Scott as plaintiff), filed September 8, 2015. On October 7, 2015, the Multnomah County Circuit Court granted an order of consolidation and appointment of co-lead counsel, consolidating the four lawsuits for all purposes under the caption In re StanCorp Financial Group, Inc. Stockholder Litigation, Case No. 15CV20372 (the “Oregon Action”).

Prior to the filing of Ms. Shock’s complaint on September 8, 2015, on August 18, 2015, we received a letter from her legal counsel, alleging that the Board breached its fiduciary duties in connection with the negotiation of the Merger Agreement and demanding that the Board take action to remedy those alleged breaches of fiduciary duties.

The complaints allege, among other things, that our Board has violated their fiduciary duties to our shareholders by entering into the Merger Agreement and putting their personal interests and the interests of the Meiji Yasuda parties ahead of the interests of our shareholders, and by failing to provide our shareholders with material information to make an informed vote on the approval of the Merger Agreement. The complaints also allege that we and the Meiji Yasuda parties knew of the Board’s alleged breaches of their fiduciary duties and aided and abetted in their commission.

Based on these allegations, the complaints seek certain injunctive relief, including enjoining the merger, and, to the extent already implemented, rescission of the merger. The complaints also seek other damages, including recovery of all damages suffered by the plaintiffs as a result of the individual defendants’ alleged wrongdoing, including rescissory damages, and costs of the actions, including attorneys’ fees. We and our Board intend to vigorously defend these actions. We cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

On November 3, 2015, we, each of the members of our Board, Meiji Yasuda, and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Oregon Action, which sets forth the parties’ agreement in principle for a settlement of the Oregon Action. As set forth in the MOU, we, the members of our Board, Meiji Yasuda, and Merger Sub have agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing.

As part of the settlement, we agreed to make certain additional disclosures related to the Merger, which were set forth in a Form 8-K filed with the Securities and Exchange Commission on November 3, 2015. The additional disclosures should be read in conjunction with the disclosures contained in the Definitive Proxy Statement filed with the Securities and Exchange Commission on September 21, 2015, which in turn should be read in its entirety. As contemplated by the MOU, the release to be contained in the stipulation is in consideration of the additional disclosures in the Form 8-K. Nothing in the Form 8-K or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K.

Except as set forth above, to the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings, see Part 1, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

ITEM 1A:	RISK FACTORS

Risk factors related to the proposed merger (the “Merger”) with Meiji Yasuda are as follows:

•

The Merger is subject to various closing conditions, including regulatory approvals—As disclosed in Part I, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 14—Proposed Merger with Meiji Yasuda”, on July 23, 2015, we entered into a Merger Agreement with Meiji Yasuda and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda. Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of our common stock, (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Meiji Yasuda and (3) the receipt of certain insurance regulatory approvals. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.

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

•

Shareholder litigation against the Company, our directors and/or Meiji Yasuda could delay or prevent the Merger and cause us to incur significant costs and expenses—Transactions such as the Merger are often subject to lawsuits by shareholders. Conditions to the closing of the Merger require that no laws or legal restraints must have been adopted or in effect, and that no restraining order, injunction or other order, judgment, decision, opinion or decree must have been issued, in each case having the effect of making the Merger illegal or otherwise prohibiting the completion of the Merger. We cannot predict the outcome of or estimate the possible loss or range of loss if these lawsuits or potential additional lawsuits are successful, or accurately estimate the costs associated with litigating or settling these lawsuits. For additional information regarding legal proceedings, see Part 1, Item 1, “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

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

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures (“Subordinated Debt”) of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We had no outstanding balance on the Facility at September 30, 2015. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. Should a bank from this syndication default, the available line of credit would be reduced by that bank’s commitment toward the line. On October 27, 2015, we amended the Facility to change the definition of change in control to allow for the proposed merger with Meiji Yasuda.

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

•	Increases in corporate tax rates to finance government-spending programs.
•	Reductions in the number of our potential lenders or to our committed credit availability due to combinations or failures of financial institutions.
•	Loss of employer groups due to business acquisitions, bankruptcy or failure.
•	Declines in the financial health of reinsurers.
•	Reduction in the value of our general account investment portfolio.
•	Declines in revenues and profitability as a result of lower levels of assets under administration.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
July 1-31, 2015	---	$	---	---	1,972,337
August 1-31, 2015	---		---	---	1,972,337
September 1-30, 2015	---		---	---	1,972,337

Total third quarter	---		---	---	1,972,337

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization took effect upon completion of a prior repurchase authorization during the second quarter of 2014. Share repurchases are made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Exchange Act. Execution of the share repurchase program is based upon management’s assessment of market conditions for its common stock, capital levels, our assessment of the overall economy and other potential growth opportunities or priorities for capital use. We did not repurchase shares in the third quarter or first nine months of 2015 and do not anticipate further share repurchases pending completion of the merger with Meiji Yasuda Life Insurance Company.

The following table sets forth share repurchase activity:

	Three Months Ended September 30,
	2015		2014
	(Dollars in millions— except per share data)
Share repurchases:
Shares repurchased		---	530,898
Cost of share repurchases	$	---	$33.2
Weighted-average price per common share		---	62.45
Shares remaining under repurchase authorizations		1,972,337	2,418,536

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

On July 23, 2015, the Company’s named executive offers agreed to an Executive Employment Term Sheet (“Term Sheet”) that will become effective upon completion of the proposed merger with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”). A copy of the form of Term Sheet is attached hereto and filed herewith as Exhibit 10.3.

On October 27, 2015, the Company amended its senior unsecured revolving credit facility to change the definition of change in control to allow for the proposed merger with Meiji Yasuda. A copy of the amendment was filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 28, 2015 and is incorporated herein by this reference.

ITEM 6:	EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2015	By:	/S/ FLOYD F. CHADEE
Floyd F. Chadee Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed on August 6, 2014 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc., As Amended	Filed herewith

10.1	Agreement and Plan of Merger, dated as of July 23, 2015, by and among Meiji Yasuda Life Insurance Company, MYL Investments (Delaware) Inc. and StanCorp Financial Group, Inc.	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on July 24, 2015 and incorporated herein by this reference

10.2	Amendment No. 3 to Credit Agreement Dated as of October 27, 2015 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, As Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on October 28, 2015 and incorporated herein by this reference

10.3	Form of Executive Employment Term Sheet	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith