Form 10-K
period 2015-12-31
STANCORP FINANCIAL GROUP INC
filed 2016-02-26
CIK 1079577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $3,171,135,344 based upon the closing price of $75.61 on June 30, 2015. For this purpose, directors and executive officers of the registrant are assumed to be affiliates.

As of February 12, 2016, there were 42,529,045 shares of the registrant’s common stock, no par value, outstanding.

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

2015 ANNUAL REPORT            1

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

StanCorp Investment Advisers is an SEC registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment management services. In January 2015, StanCorp reached an agreement to sell the assets of its private client wealth management business within StanCorp Investment Advisers to a third party. The sale was completed during the second quarter of 2015. StanCorp Investment Advisers remains a wholly-owned subsidiary of StanCorp.

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

MARKET POSITION

Based on the United States insurance industry in-force premium statistics, we have leading market positions with single digit market share in group long term and short term disability insurance, group life insurance and individual disability insurance. These statistics were based on the most recent annual insurance industry reports available as of January 2016. The market positions are as follows:

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

The following table sets forth Standard’s financial strength ratings as of January 2016:

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

The following table sets forth our debt ratings and issuer credit ratings as of January 2016:

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

Total revenues for 2015 excluding losses associated with revenues of $19.0 million from the Other category were $2.92 billion. Revenues from Insurance Services were $2.49 billion or 85.1%, with $2.22 billion or 76.1% in revenues from Employee Benefits and $262.1 million or 9.0% in revenues from Individual Disability. Revenues from Asset Management were $434.5 million or 14.9%. Revenues from the Other category included net capital losses of $20.4 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Revenues” and Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Segments” for segment information regarding revenues, expenses and total assets for the years 2015, 2014 and 2013.

The following table sets forth revenues by reportable segment:

	Year ended December 31, 2015
(Dollars in millions)	Amount	Percent
Revenues:
Employee Benefits	$2,224.8	76.1%
Individual Disability	262.1	9.0

Insurance Services	2,486.9	85.1
Asset Management	434.5	14.9
Other	(19.0)	(0.7)

Total revenues	2,902.4	99.3
Excluding Other	19.0	0.7

Total revenues excluding Other	$2,921.4	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments, and offers group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services to individuals and employer groups ranging in size from two lives to 170,000 lives. We have approximately 42,000 group insurance policies in-force, covering approximately 6.2 million employees as of December 31, 2015.

Employee Benefits

Our Employee Benefits products are sold by sales representatives through independent employee benefit brokers and consultants. The sales representatives, who are employees of the Company, are compensated through salary and incentive compensation programs

2015 ANNUAL REPORT            3

Part I

and are located in 37 field offices in principal metropolitan areas of the United States. The field offices also provide sales support and customer service through field administrative staff. Our arrangements with brokers include compensation established at the time of sale (commissions or fees) and, in some situations, also include compensation related to the overall performance of a block of business (performance-related compensation). In most cases, the overall performance of a block of business is measured in terms of volume and persistency (customer retention).

Group life and AD&D insurance contributed $837.7 million, net of experience rated refunds (“ERRs”), or 38.9% of 2015 premiums for Insurance Services. Group life insurance products provide coverage to insured employees for a specified period and have no cash value (amount of cash available to an insured employee on the surrender of, or withdrawal from, the life insurance policy). Coverage is offered to insured employees and their dependents. AD&D insurance is usually provided in conjunction with group life insurance, and is payable after the accidental death or dismemberment of the insured in an amount based on the face amount of the policy or dismemberment schedule.

Group long term disability insurance contributed $776.9 million, net of ERRs, or 36.0% of 2015 premiums for Insurance Services. Group long term disability insurance provides partial replacement of earnings to insured employees who become disabled for extended periods of time.

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

Group short term disability insurance contributed $248.2 million, net of ERRs, or 11.5% of 2015 premiums for Insurance Services. Our basic short term disability products generally cover only disabilities occurring outside of work. Short term disability insurance generally requires a short waiting period, ranging from one to 30 days, before an insured employee may receive benefits, with maximum benefit periods generally not exceeding 180 days. Group short term disability benefits may also be reduced by other income that the disabled employee receives from sources such as social security disability, workers compensation and sick leave.

Our other insurance premiums include group dental and group vision insurance and contributed $85.7 million, net of ERRs, or 4.0% of 2015 premiums for Insurance Services. Group dental products provide coverage to insured employees and their dependents for preventive, basic and major dental expenses, and also include an option to purchase orthodontia benefits. We offer three dental plans including a traditional plan, a reduced cost plan and a cost containment plan that are differentiated by levels of service and cost. Standard has a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”), which offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists.

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

Individual Disability

Individual Disability contributed $206.9 million or 9.6% of 2015 premiums for Insurance Services. The products include non-cancelable disability coverage that provides insurance at a guaranteed fixed premium rate for the life of the contract, and guaranteed renewable coverage where premium rates are guaranteed for limited periods and are subject to change thereafter. Non-cancelable disability insurance policies represented 76.4% of Individual Disability policies in-force as of December 31, 2015. We also offer a product with features that provide coverage in the event of partial disability or loss of income while caring for a family member with a serious health condition as well as medical and legal specialty protection. In addition, we offer business overhead expense coverage that reimburses covered operating expenses when the insured is disabled, and business equity buy-out coverage that provides payment for the purchase, by other owners or partners, of the insured’s ownership interest in a business in the event of total disability.

Individual Disability products are sold nationally by brokers through master general agents, primarily to physicians, lawyers, executives, other professionals and small business owners. The compensation paid to brokers and master general agents is based primarily on a percentage of premiums. Master general agents are eligible for a bonus based on sales volume of business they have written.

            4            STANCORP FINANCIAL GROUP, INC.

Asset Management

Asset Management offers full-service 401(k) plans, 403(b) plans, 457 plans, defined benefit plans, money purchase pension plans, profit sharing plans and non-qualified deferred compensation products and services. This segment also offers origination and servicing of fixed-rate commercial mortgage loans, individual fixed-rate and indexed annuity products, group annuity contracts and retirement plan trust products.

Retirement plans contributed $228.8 million or 52.7% of 2015 revenues for Asset Management. Recordkeeping services for 401(k), defined benefit plans and governmental 457 plans are provided through an unregistered group annuity contract with third-party brand name mutual funds through a separate account and a stable value investment option managed by Standard. These plan services are also provided through an open architecture (“NAV”) platform offering mutual funds and a stable value investment option managed by Standard. Plans on the NAV platform can choose from any mutual fund that our trading partners are able to trade. We also provide a stable value investment option available on an investment-only basis to retirement plans for which Standard does not provide recordkeeping services. Retirement plan assets under administration were $19.19 billion at December 31, 2015.

Mutual funds offered through the group annuity separate account as of December 31, 2015 are limited to those funds that have been evaluated through a due diligence process. Representative fund companies are: Dodge & Cox, Federated Investors Funds, Harbor Funds, Oppenheimer Funds, T. Rowe Price Funds and Vanguard Funds. Funds offered in our group annuity retirement plans are regularly evaluated for performance, expense ratios, risk statistics, style consistency, industry diversification and management through the investment advisory service we provide to our customers. Funds are added and removed as part of this evaluation process. StanCorp Investment Advisers provides fund performance analysis and selection support to 86.9% of our group annuity plan sponsors. All group annuity contracts are distributed through StanCorp Equities.

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

The Standard earned a total of 23 Best in Class awards in PlanSponsor Magazine’s 2015 Defined Contribution Survey. All of the Best in Class awards were in the less than $5 million, $5 million to $25 million and $25 million to $50 million in plan assets categories.

Individual annuities contributed $148.8 million or 34.2% of 2015 revenues for Asset Management. The individual annuity products sold are primarily fixed-rate and indexed deferred annuities. We also sell immediate annuities. Our target market for annuities is any individual seeking conservative investments to meet their retirement or other financial goals.

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

Our other financial services businesses include our real estate management and commercial mortgage loan origination businesses. These businesses contributed $56.9 million or 13.1% of 2015 revenues for Asset Management.

StanCorp Mortgage Investors underwrites, originates and services fixed-rate commercial mortgage loans, generally between $250,000 and $5 million per loan for the investment portfolios of our insurance subsidiaries. It also generates additional fee income from the origination and servicing of commercial mortgage loans participated to institutional investors. The target market for commercial mortgage loans is small retail, office and industrial properties located throughout the continental United States.

2015 ANNUAL REPORT            5

Part I

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

KEY FACTORS AFFECTING RESULTS OF OPERATIONS

Insurance Services represented approximately 76%, 78% and 78% of total income before income taxes, excluding the Other category, for the years ended December 31, 2015, 2014 and 2013, respectively. In addition to competition, four primary factors can have a critical impact on the financial results of Insurance Services operations: pricing; claims experience; wage, employment and benefit levels; and interest rates.

Asset Management represented approximately 24%, 22% and 22% of total income before income taxes, excluding the Other category, for the years ended December 31, 2015, 2014 and 2013, respectively. The financial results of Asset Management are primarily impacted by wage, employment and benefit levels, interest rates and equity and bond market performance.

The following table sets forth total income before income taxes by reportable segment:

	Years ended December 31,
(Dollars in millions)	2015	Percent	2014	Percent	2013	Percent
Income (loss) before income taxes:
Employee Benefits	$195.3	55.0%	$215.5	62.1%	$227.1	62.5%
Individual Disability	73.0	20.6	53.9	15.5	56.9	15.7

Insurance Services	268.3	75.6	269.4	77.6	284.0	78.2
Asset Management	86.8	24.4	77.9	22.4	79.3	21.8
Other	(55.9)	(15.7)	(42.2)	(12.2)	(33.8)	(9.3)

Total income before income taxes	299.2	84.3	305.1	87.8	329.5	90.7
Other loss before income taxes	55.9	15.7	42.2	12.2	33.8	9.3

Total income excluding Other loss and before income taxes	$355.1	100.0%	$347.3	100.0%	$363.3	100.0%

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

            6            STANCORP FINANCIAL GROUP, INC.

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

Diversification of Products

We achieve earnings diversification by offering multiple insurance products such as group life and AD&D insurance, group and individual disability insurance, group dental and group vision insurance, and absence management services. In addition, we diversify our earnings base through our asset management businesses, which include products such as full-service retirement plans, defined benefit plans, money purchase pension plans, profit sharing plans, non-qualified deferred compensation products, investment advisory and management services, origination and servicing of fixed-rate commercial mortgage loans, individual fixed and indexed annuity products, group annuity contracts and retirement plan trust products. These products have differing price, market and risk characteristics. Our strategy is to diversify our earnings base and take advantage of market opportunities, demographic trends and capital synergies.

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

The following tables set forth in-force premium distribution by customer industry, geography and size for group long term disability and group life insurance products:

Customer Industry	December 31, 2015
Public	26%
Education	24
Health care	11
Manufacturing	9
Professional	8
Finance	7
Transportation	2
Services	2
Utilities	1
Retail	1
Other	9

Total	100%

2015 ANNUAL REPORT            7

Part I

December 31,
Customer Geography	2015
West	34%
Central	30
Northeast	22
Southeast	14

Total	100%

December 31,
Customer Size (Employees)	2015
2-99	11%
100-2,499	33
2,500-7,499	19
7,500 and above	37

Total	100%

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

Standard maintains a strategic marketing alliance with Ameritas that offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2015, the agreement provided for 26.5% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk, and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of the assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of the assets required to be maintained in the trust was $231.8 million at December 31, 2015. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of our total premiums for each of the three years 2015, 2014 and 2013. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. The intercompany transactions between Standard and StanCap Insurance Company are eliminated in consolidation.

We also maintain reinsurance coverage for certain catastrophe losses related to group life and AD&D. In February 2015, we were notified of the termination of the catastrophe insurance pool, in which we previously participated with other insurance companies, effective June 2015. We have replaced the membership in the catastrophe reinsurance pool with traditional catastrophe reinsurance.

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

            8            STANCORP FINANCIAL GROUP, INC.

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

As registered investment advisers, StanCorp Investment Advisers is subject to regulation under the Investment Advisers Act of 1940. This Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.

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

At December 31, 2015, the capital and surplus of our statutory insurance subsidiaries was approximately 410% of the Company Action Level RBC required by regulators, which was approximately 820% of the Authorized Control Level RBC required by our states of domicile. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management.”

EMPLOYEES

At December 31, 2015, StanCorp and its subsidiaries had 2,767 full-time equivalent employees, 78% of which were located in Portland, Oregon and the surrounding metropolitan area. At December 31, 2015, none of our employees were represented by unions.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, conferences or otherwise, that are other than purely historical information. These statements, including statements about the proposed merger of StanCorp with Meiji Yasuda and estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed in reports filed by StanCorp with the SEC, including Forms 8-K, 10-Q and 10-K, which may include, but are not limited to, the factors listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

2015 ANNUAL REPORT            9

Part I

As a provider of financial products and services, our actual results of operations may vary significantly in response to economic trends, interest rates, investment performance, claims experience, operating expenses and pricing. Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a predictor of future results. We assume no obligation to publicly update or revise any forward-looking statements including annual guidance, whether as a result of new information, future events or otherwise.

RISK FACTORS

Risk factors related to the proposed merger (the “Merger”) with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) are as follows:

•

The Merger is subject to various closing conditions—As disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 22—Proposed Merger with Meiji Yasuda,” on July 23, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Meiji Yasuda and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda. Completion of the Merger is subject to various closing conditions. On February 8, 2016, we informed the New York Stock Exchange that StanCorp and Meiji Yasuda have received all regulatory approvals for Meiji Yasuda’s previously announced acquisition of StanCorp, and that the closing of the Merger is anticipated to occur on March 7, 2016, subject to the satisfaction of all necessary conditions to closing.

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

•

Shareholder litigation against the Company, our directors and/or Meiji Yasuda could delay or prevent the Merger and cause us to incur significant costs and expenses—Transactions such as the Merger are often subject to lawsuits by shareholders. Conditions to the closing of the Merger require that no laws or legal restraints must have been adopted or in effect, and that no restraining order, injunction or other order, judgment, decision, opinion or decree must have been issued, in each case having the effect of making the Merger illegal or otherwise prohibiting the completion of the Merger. We cannot predict the outcome of or estimate the possible loss or range of loss if these lawsuits or potential additional lawsuits are successful, or accurately estimate the costs associated with litigating or settling these lawsuits. For additional information regarding legal proceedings, see Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Commitments and Contingencies.”

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

2015 ANNUAL REPORT            11

Part I

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

            12            STANCORP FINANCIAL GROUP, INC.

obligations. As a result, our ability to pay dividends to shareholders and interest payments on debt securities will primarily depend upon the receipt of dividends and other distributions from our subsidiaries.

Many of our subsidiaries are non-insurance businesses with the exception of StanCorp Equities, a limited business broker-detail and member of the Financial Industry Regulatory Authority have no regulatory restrictions on dividends. Our insurance subsidiaries, however, are regulated by insurance laws and regulations that limit the maximum amount of dividends, distributions and other payments that they could declare and pay to us without prior approval of the states in which the subsidiaries are domiciled. Under Oregon law, Standard Insurance Company may pay dividends only from the earned surplus arising from its business. Oregon law gives the Director of the Oregon Department of Consumer and Business Services—Division of Financial Regulation (“Oregon Insurance Division”) broad discretion regarding the approval of dividends in excess of certain statutory limitations. Oregon law requires us to receive the prior approval of the Oregon Insurance Division to pay such a dividend. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Management—Dividends from Standard.”

•

Our ability to refinance debt and raise capital in future years depends not only on contributions from our subsidiaries but also on market conditions and availability of credit in the market—We do not have any significant debt maturities in the near term. Our 10-year senior notes of $250 million will mature in August 2022, and our junior subordinated debentures of $252.9 million will mature in 2067 with a call option in 2017. We maintain a $250 million senior unsecured revolving credit facility (“Facility”) for general corporate purposes. Upon our request and with consent of the lenders under the Facility, the Facility can be increased to $350 million. The termination date of the Facility is June 22, 2018. We issued a letter of credit which reduced the available balance by $1.0 million on the Facility at December 31, 2015. The Facility is composed of a syndication of seven banks. Commitments from the banks toward the available line of credit range from $15.0 million to $60.0 million per bank. If a bank from this syndication defaults, the available line of credit would be reduced by that bank’s commitment toward the line. On October 27, 2015, we amended the Facility to change the definition of change in control to allow for the proposed merger with Meiji Yasuda.

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

2015 ANNUAL REPORT            13

Part I

•	Increases in pricing pressure and competition resulting in a loss of customers or new business as customers seek to reduce benefit costs and competitors seek to protect market share.
•	A declining or a continued low interest rate environment and its effect on product pricing and the reserves we must carry.
•	Increases in commercial mortgage loan foreclosures.
•	Increases in holdings of Real Estate Owned properties due to a decline in demand for these properties and the decline in value of these properties during our holding period.
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

Principal properties owned by Standard Insurance Company (“Standard”) and used by StanCorp Financial Group, Inc. or its subsidiaries consist of two office buildings in downtown Portland, Oregon: the Standard Insurance Center, with approximately 460,000 square feet; and the Standard Plaza, with approximately 220,000 square feet. All of our business segments use the facilities described above. We also own two office buildings in Hillsboro, Oregon, each with approximately 72,000 square feet. The Hillsboro office buildings are used by StanCorp Mortgage Investors, LLC and our Employee Benefits claims operations. In addition, Standard leases approximately 160,000 square feet of office space located in downtown Portland, Oregon, for home office and claims operations. We lease 43 offices under commitments of varying terms to support our sales and regional processing offices throughout the United States. Management believes that the capacity and types of facilities are suitable and adequate for operations. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Property and Equipment, Net.”

Item 3.	Legal Proceedings

Since entering into an Agreement and Plan of Merger (the “Merger Agreement”) dated July 23, 2015 with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) and MYL Investment (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda (“Merger Sub”), we, members of our Board of Directors (the “Board”) and the Meiji Yasuda parties have been named as defendants in four putative class action lawsuits brought by our purported shareholders on behalf of our shareholders challenging the merger. For additional information regarding the proposed merger (the “Merger”), see Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 22—Proposed Merger with Meiji Yasuda.”

The four lawsuits were filed in the Circuit Court of the State of Oregon for the County of Multnomah under the following captions: Shiva Stein, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV20372, filed July 31, 2015, Bud and Sue Frashier Family Trust, et al. v. J. Greg Ness, et al., Case No. 15CV20832, filed August 7, 2015, Grant Causton, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV22197, filed August 20, 2015, and Janet Shock v. StanCorp Financial Group, Inc., et al., Case No. 15CV23748 (later amended to substitute Hillery Scott as plaintiff), filed September 8, 2015. On January 14, 2016, the Multnomah County Circuit Court granted an order of consolidation and appointment of co-lead counsel, consolidating the four lawsuits for purposes of hearing and trial (the “Oregon Action”).

The complaints allege, among other things, that our directors violated their fiduciary duties to our shareholders by entering into the Merger Agreement, by putting their personal interests and the interests of the Meiji Yasuda parties ahead of the interests of our shareholders, and by failing to provide our shareholders with material information to make an informed vote on the approval of the Merger Agreement. The complaints also allege that we and the Meiji Yasuda parties knew of alleged breaches of fiduciary duties and aided and abetted those breaches.

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

            14            STANCORP FINANCIAL GROUP, INC.

On November 3, 2015, we, each of the members of our Board, Meiji Yasuda, and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Oregon Action, which sets forth the parties’ agreement in principle for a settlement of the Oregon Action in which we would make certain supplemental disclosures regarding the Merger in exchange for a release. As set forth in the MOU, we, the members of our Board, Meiji Yasuda, and Merger Sub have agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The settlement is subject to court approval.

We made the agreed-upon additional disclosures related to the Merger in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2015. As contemplated by the MOU, nothing in the Form 8-K or any stipulation of settlement is an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K.

In the normal course of business, we are involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2015. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings, including the lawsuits mentioned above is not expected to have a material effect on our business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 4A.	Executive Officers of the Registrant

For information on the executive officers of the registrant, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance—Executive Officers.”

2015 ANNUAL REPORT            15

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange Euronext (“NYSE”) under the symbol “SFG.” As of February 12, 2016, there were 27,509 shareholders of record of common stock.

The following tables set forth the high and low sales prices as reported by the NYSE at the close of the trading day and cash dividends paid per share of common stock:

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$115.32	$114.89	$78.81	$69.15
Low	113.39	75.14	68.33	62.04
Dividend Paid	1.40	---	---	---

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$71.04	$66.09	$67.36	$68.93
Low	61.15	59.94	58.45	59.90
Dividend Paid	1.30	---	---	---

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P Life and Health Insurance Index and the S&P Insurance Group Index. The comparison assumes $100 was invested on December 31, 2010, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of time beginning December 31, 2010, through December 31, 2015.

            16            STANCORP FINANCIAL GROUP, INC.

The following table sets forth share repurchase information:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
October 1-31, 2015	---	$	---	---	1,972,337
November 1-30, 2015	---		---	---	1,972,337
December 1-31, 2015	---		---	---	1,972,337

Total fourth quarter	---	$	---	---	---

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization, which took effect upon the completion of a prior repurchase authorization during the second quarter of 2014, expired on December 31, 2015. Share repurchases were made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities and Exchange Act of 1934. We did not repurchase shares in 2015 and do not anticipate further share repurchases pending completion of the merger with Meiji Yasuda Life Insurance Company.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions—except per share data)	2015		2014

Share repurchases:
Shares repurchased		---	2,383,175
Cost of share repurchases	$	---	$147.0
Weighted-average price per common share		---	61.67

Shares remaining under repurchase authorizations		---	1,972,337

Information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

2015 ANNUAL REPORT            17

Part II

Item 6.	Selected Financial Data

The following table sets forth selected financial data at or for the years ended December 31 and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”:

(Dollars in millions—except per share data)	2015	2014(3)	2013(3)	2012(3)	2011(3)

Income Statement Data:
Revenues:
Premiums	$2,164.5	$2,052.4	$2,124.3	$2,163.9	$2,153.3
Administrative fees	131.2	130.8	121.6	114.7	115.5
Net investment income	627.1	617.2	643.5	641.6	619.2
Net capital losses	(20.4)	(12.1)	(12.8)	(8.4)	(6.3)

Total revenues	2,902.4	2,788.3	2,876.6	2,911.8	2,881.7

Benefits and expenses:
Benefits to policyholders and interest credited	1,800.3	1,746.8	1,831.8	1,964.3	1,932.2
Operating expenses(1)	771.8	704.6	680.9	710.8	712.1
Interest expense	31.1	31.8	34.4	39.9	38.9

Total benefits and expenses	2,603.2	2,483.2	2,547.1	2,715.0	2,683.2

Income before income taxes	299.2	305.1	329.5	196.8	198.5
Income taxes	84.7	94.8	103.9	59.6	61.6

Net income	$214.5	$210.3	$225.6	$137.2	$136.9

Benefit Ratios, including interest credited (% of total premiums):
Employee Benefits	77.4%	77.8%	78.9	83.9	83.1
Individual Disability	55.7	65.3	63.9	65.8	67.3
Per Common Share Data:
Net income per basic common share	$5.07	$4.89	$5.10	$3.10	$3.05
Net income per diluted common share	5.00	4.84	5.07	3.09	3.04
Market value at year end	113.88	69.86	66.25	36.67	36.75
Dividends declared and paid	1.40	1.30	1.10	0.93	0.89
Basic weighted-average common shares outstanding	42,279,388	43,018,215	44,243,364	44,283,771	44,876,650
Diluted weighted-average common shares outstanding	42,901,393	43,455,136	44,527,405	44,359,891	45,016,070
Ending common shares outstanding	42,506,236	42,077,825	44,126,389	44,419,448	44,268,859
Balance Sheet Data:
General account assets	$16,143.0	$15,530.8	$14,990.1	$14,633.2	$13,807.6
Separate account assets	7,031.4	7,179.8	6,393.2	5,154.3	4,593.5

Total assets	$23,174.4	$22,710.6	$21,383.3	$19,787.5	$18,401.1

Long-term debt	$505.3	$503.9	$551.9	$551.4	$300.9
Total liabilities	20,983.6	20,555.0	19,237.7	17,622.8	16,413.7
Total shareholders’ equity	2,190.8	2,155.6	2,145.6	2,164.7	1,987.4
Statutory Data(2):
Net gain from operations before federal income taxes and realized capital gains (losses)	$215.5	$268.5	$272.8	$182.3	$185.1
Net gain from operations after federal income taxes and before realized capital gains (losses)	186.2	212.6	197.9	138.8	143.1
Capital and surplus	1,165.9	1,228.4	1,359.0	1,259.6	1,193.1
Asset valuation reserve	105.8	106.2	127.5	117.5	107.2

(1)	Includes operating expenses, commissions and bonuses, premium taxes, and the net increase in deferred acquisition costs, value of business acquired and other intangible assets.
(2)	Statutory data represents Standard Insurance Company and The Standard Life Insurance Company of New York.
(3)

Effective January 1, 2015, we adopted Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects on a retrospective basis. In accordance with ASU No. 2014-1, we adjusted our financial results for periods prior to 2015.

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

Financial measures that exclude after-tax merger related expenses, after-tax net capital gains and losses and accumulated other comprehensive income (“AOCI”) are non-GAAP measures. To provide investors with a broader understanding of earnings, we provide net income per diluted share excluding after-tax merger related expenses and after-tax net capital gains and losses, along with the GAAP measure of net income per diluted share, because merger related expenses and capital gains and losses are not likely to occur in a stable pattern.

Management believes that measuring net income return on average equity excluding after-tax merger related expenses and after-tax net capital gains and losses from net income and AOCI from equity provides investors with a better measure of return. AOCI is excluded from equity because the low turnover of our portfolio of fixed maturity securities—available-for-sale (“fixed maturity securities”) may not be such that unrealized gains and losses reflected in AOCI are ultimately realized.

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

RECENT DEVELOPMENTS—PROPOSED MERGER WITH MEIJI YASUDA LIFE INSURANCE COMPANY

On July 23, 2015, we entered an Agreement and Plan of Merger (“Merger Agreement”) with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) under which Meiji Yasuda will acquire all of our outstanding shares for $115.00 per share. Options, awards of restricted stock units and awards of performance-based restricted stock units granted or issued under various benefit plans will be paid out as described in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 22—Proposed Merger with Meiji Yasuda—Treatment of Equity Incentive Awards.” On February 8, 2016, we informed the New York Stock Exchange that StanCorp and Meiji Yasuda have received all regulatory approvals for Meiji Yasuda’s previously announced acquisition of StanCorp, and that the closing of the proposed merger (the “Merger”) is anticipated to occur on March 7, 2016, subject to the satisfaction of all necessary conditions to closing.

Since the Merger Agreement was announced, four putative class action lawsuits were filed in the Circuit Court of the State of Oregon for the County of Multnomah seeking to, among other things, enjoining the Merger. These lawsuits were subsequently consolidated. On November 3, 2015, we entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Oregon Action, which sets forth the parties’ agreement in principle for a settlement of the consolidated actions. As set forth in the MOU, we have agreed to the settlement solely to eliminate the burden, expense, distraction and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. See Part I, Item 3, “Legal Proceedings.”

2015 ANNUAL REPORT            19

Part II

Financial Results Overview

The following table sets forth selected consolidated financial results:

	Years ended December 31,
(Dollars in millions—except share data)	2015	2014		2013
Net income	$214.5		$210.3		$225.6
After-tax merger related expenses	(7.2)		---		---
After-tax net capital losses	(12.9)		(7.6)		(7.6)

Net income excluding after-tax merger related expenses and after-tax net capital losses	$234.6		$217.9		$233.2

Net capital losses	$(20.4)		$(12.1)		$(12.8)
Tax benefit on net capital losses	(7.5)		(4.5)		(5.2)

After-tax net capital losses	$(12.9)		$(7.6)		$(7.6)

Merger related expenses	$(7.8)	$	---	$	---
Tax benefit on merger related expenses	(0.6)		---		---

After-tax merger related expenses	$(7.2)	$	---	$	---

Net income per diluted common share:
Net income	$5.00		$4.84		$5.07
After-tax merger related expenses	(0.17)		---		---
After-tax net capital losses	(0.30)		(0.17)		(0.17)

Net income excluding after-tax merger related expenses and after-tax net capital losses	$5.47		$5.01		$5.24

Shareholders’ equity	$2,190.8		$2,155.6		$2,145.6
Accumulated other comprehensive (loss) income	(26.9)		114.3		134.7

Shareholders’ equity excluding accumulated other comprehensive (loss) income	$2,217.7		$2,041.3		$2,010.9

Diluted weighted-average common shares outstanding	42,901,393		43,455,136		44,527,405

Net income excluding after-tax merger related expenses and after-tax net capital losses was $5.47 per diluted share for 2015, compared to $5.01 per diluted share for 2014. The increase in net income per diluted share was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses.

Net income excluding after-tax merger related expenses and after-tax net capital losses was $5.01 per diluted share for 2014, compared to $5.24 per diluted share for 2013. The decrease in net income per diluted share was primarily due to lower operating expenses for 2013, which included savings of $20.6 million or $0.30 per diluted share in 2013 due to an amendment of our postretirement medical plan, which did not recur in 2014.

Primary Drivers of 2015 Results

Employee Benefits reported income before income taxes of $195.3 million for 2015, compared to $215.5 million for 2014. The decrease was primarily due to higher operating expenses and higher commissions and bonuses, primarily resulting from higher sales. Employee Benefits premiums increased 5.7% to $1.95 billion for 2015 from $1.84 billion for 2014. The increase was primarily due to higher sales for 2015 and favorable retention of existing customers. Employee Benefits annualized new sales were $316.9 million for 2015, compared to $215.6 million for 2014. The increase in sales for 2015 reflected an increase in proposal activity. The benefit ratio for Employee Benefits, measured as benefits to policyholders and interest credited as a percentage of premiums, was 77.4% for 2015, compared to 77.8% for 2014. The average discount rate used for newly established long term disability claim reserves was 3.94% for 2015 and 4.00% for 2014. A 25 basis point increase or decrease in the discount rate currently results in a corresponding increase or decrease in the quarterly pre-tax income of approximately $2 million or approximately $8 million for the full year.

Individual Disability reported income before income taxes of $73.0 million for 2015, compared to $53.9 million for 2014. The increase was primarily due to more favorable claims experience. Individual Disability premiums were $206.9 million for 2015, compared to $199.1 million for 2014. The increase was primarily due to higher annualized new sales for 2015 and favorable retention of existing customers. The annual benefit ratio for Individual Disability was 55.7% for 2015, compared to 65.3% for 2014.

Asset Management reported income before income taxes of $86.8 million for 2015, compared to $77.9 million for 2014. The increase was primarily due to commercial mortgage loan prepayment fee revenues and bond call premiums adding $15.3 million of

            20            STANCORP FINANCIAL GROUP, INC.

income before income taxes for 2015, compared to $9.9 million for 2014. Assets under administration, which include assets related to retirement plans, individual fixed annuities and commercial mortgage loans managed for third-party investors, decreased 1.8% to $26.05 billion at December 31, 2015 from $26.53 billion at December 31, 2014, primarily reflecting the sale of our private client wealth management business, which included assets under administration of approximately $850 million.

In addition, we deployed $59.4 million of capital through our annual cash dividend to shareholders for 2015, while maintaining a strong balance sheet and growing book value per share, excluding AOCI and accumulated other comprehensive loss, by 7.5% over the past 12 months.

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

If we determine an other-than-temporary impairment (“OTTI”) exists and we do not have the intent to sell the security and determine that it is not more likely than not that we will be required to sell the security, we separate the OTTI of fixed maturity securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income (loss). The cost basis of the fixed maturity security is permanently adjusted to reflect the credit loss. Once an impairment has been recorded, we continue to review the OTTI securities for further potential impairment.

We maintain an internally identified list of fixed maturity securities with characteristics that could indicate potential impairment (“watch list”). At December 31, 2015, our fixed maturity securities watch list totaled $164.3 million at fair value and $214.6 million at amortized cost after OTTI. We recorded $5.2 million of OTTI related to credit loss due to impairments for 2015, compared to $1.2 million for 2014. We recorded no OTTI related to noncredit loss for 2015 and 2014. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Fixed Maturity Securities—Available-for-Sale” for further disclosures.

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

2015 ANNUAL REPORT            21

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

Total real estate was $25.4 million and $37.0 million at December 31, 2015 and 2014, respectively. The $11.6 million decrease in real estate in 2015 was primarily due to the sale of Real Estate Owned and the impairments on Real Estate Owned.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

Our tax-advantaged investments are structured as limited partnerships. We have purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the tax benefits from tax losses.

We have adopted Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects as of January 1, 2015, which permits entities to account for investments in qualified affordable housing projects under the proportional amortization method (“PAM”). The majority of our tax-advantaged investments qualify as affordable housing project investments and are accounted for under PAM. Under PAM, the cost of the investment is amortized in each period in proportion to the tax credits and the tax benefits from tax losses received in that period to total benefits to be received over the life of the investment and allows the amortization of the investment and the tax benefits to be recorded in income taxes on the consolidated statements of income. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the related investment losses are recorded in net investment income. We believe this presentation accurately matches the costs and benefits for these investments.

Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting. Under the equity method of accounting, tax credits received from these investments are reported in the consolidated

            22            STANCORP FINANCIAL GROUP, INC.

statements of income as a reduction of income taxes. Our share of the operating losses of the limited partnerships decreases the carrying value of the investments and is reported as a component of net investment income.

We perform an impairment analysis at least quarterly for all tax-advantaged investments. If the net present value of expected future cash flows of a tax-advantaged investment is less than the current book value of the investment, we evaluate whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss in the period in which it was determined to be impaired. We recorded no OTTI related to tax-advantaged investments that qualify as affordable housing investments for 2015, 2014 and 2013. We recorded OTTI of $11.5 million and $1.0 million related to tax-advantaged investments that did not qualify as affordable housing investments for 2015 and 2014, respectively. We did not record OTTI for 2013 related to tax-advantaged investments that did not qualify as affordable housing investments.

Derivative Instruments

We use derivative financial instruments to mitigate business risks including interest rate risk exposure. We have the following derivatives: interest rate swaps, index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”).

We use interest rate swaps to reduce the risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, to protect against variability in future cash flows, and to protect the value of our investments. These interest rate swaps are designed to qualify for hedge accounting as cash flow and fair value hedges. Valuations for interest rate swaps are sensitive to changes in the interest rate environment. Interest rate swaps are recognized as either other invested assets or other liabilities and are reported at fair value. To qualify for hedge accounting, we document the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a cash flow hedge or a fair value hedge at the inception of the hedging transaction. Included in this documentation is a description of how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities and a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how ineffectiveness will be recorded.

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

If we dispose of a hedged item, we terminate the related interest rate swap and recognize a capital gain or loss on termination.

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

Common Stock

In the second quarter of 2015, the Federal Home Loan Bank (“FHLB”) of Seattle completed its merger with the FHLB of Des Moines. The merger has not had a material effect on our business, financial position, results of operations, cash flows or existing funding agreements with the FHLB, and is not anticipated to impact our utilization of the FHLB program or its products in the future. At December 31, 2015, Standard owned $20.9 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. The FHLB of Des Moines common stock is carried at par value and accounted for under the cost method.

2015 ANNUAL REPORT            23

Part II

We periodically evaluate FHLB of Des Moines common stock for OTTI. Our determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. We did not record OTTI related to the FHLB of Des Moines common stock for 2015. We did not record OTTI related to the FHLB of Seattle common stock for 2014.

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

The following table sets forth total reserve balances by reserve type:

	December 31,
(In millions)	2015	2014

Reserves:
Policy reserves	$1,070.5	$1,082.9
Claim reserves	4,787.7	4,749.4

Total reserves	$5,858.2	$5,832.3

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

The following table sets forth total reserve balances by calculation methodology:

(Dollars in millions)	December 31, 2015	Percent of Total	December 31, 2014	Percent of Total

Reserves:
Reserves determined through prescribed methodology	$5,187.1	88.6%	$5,182.5	88.8%
Reserves determined by internally-developed formulas	658.3	11.2	634.8	10.9
Reserves based on subjective judgment	12.8	0.2	15.0	0.3

Total reserves	$5,858.2	100.0%	$5,832.3	100.0%

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

The following table sets forth policy reserves by block of business:

	December 31,
(In millions)	2015	2014

Policy reserves:
Individual disability insurance	$280.2	$266.7
Individual and group immediate annuity businesses	202.6	219.9
Individual life insurance	587.7	596.3

Total policy reserves	$1,070.5	$1,082.9

            24            STANCORP FINANCIAL GROUP, INC.

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

Because actual results and trends related to these assumptions may vary from those assumed, we periodically review and, if necessary, revise the assumptions to ensure ongoing reserve adequacy. We changed our assumptions for mortality and interest rates in 2015 for our individual immediate annuities, which resulted in an increase in reserves of $3.8 million for 2015.

Individual life insurance

Effective January 1, 2001, substantially all of our individual life insurance policies and the associated reserves were ceded to Protective Life Insurance Company (“Protective Life”) under a reinsurance agreement. Effective February 1, 2015, Protective Life was acquired by The Dai-ichi Life Insurance Company, Limited (“Dai-ichi Life”) and is a wholly-owned subsidiary of Dai-ichi Life. If Protective Life were to become unable to meet its obligations, Standard would retain the reinsured liabilities. The acquisition has not had, and we do not expect it to have a material effect on our business, financial position, results of operations or cash flows. The associated reserves remain on our consolidated balance sheets and an equal amount is recorded as recoverable from the reinsurer. We also retain a small number of individual policies arising out of individual conversions from our group life policies.

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

The following table sets forth total claim reserves by block of business:

	December 31,
(In millions)	2015	2014

Claim reserves:
Group disability insurance	$3,210.8	$3,199.6
Individual disability insurance	842.0	822.1
Group life insurance	734.9	727.7

Total claim reserves	$4,787.7	$4,749.4

2015 ANNUAL REPORT            25

Part II

Group and individual disability insurance

Claim reserves for our disability insurance products are sensitive to assumptions and considerations regarding:

•	Claim incidence rates for IBNR claim reserves.
•	Claim termination rates.
•	Discount rates used to value expected future claim payments.
•	The amount of monthly benefit paid to the insured less reinsurance recoveries and other offsets.
•	Expense rates including inflation.
•	Historical delay in reporting of claims incurred.

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

The following table sets forth the average discount rate used for newly incurred long term disability insurance claim reserves and life waiver reserves:

	Years ended December 31,
	2015	2014	2013

Average discount rate	3.94%	4.00%	3.75%

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

Claim termination rates can vary widely from quarter to quarter. The claim termination assumptions used in determining our reserves represent our expectation for claim terminations over the life of our block of business and will vary from actual experience in any one quarter. While we have experienced some variation in our claim termination experience, we did not see any prolonged or systemic change in 2015 that would indicate a sustained underlying trend that would affect the claim termination rates used in the calculation of reserves.

As a result of studies of our long-term trends compared to reserving assumptions for our group long term disability insurance, we did not adjust our IBNR claim reserves in 2015, 2014 or 2013.

We evaluate the claim termination rate assumptions for the reserves on a small Minnesota Life Insurance Company (“Minnesota Life”) block of individual disability claims annually. These assumptions were refined in 2015, 2014 and 2013, which resulted in an increase in reserves of $1.8 million, $2.7 million and $2.1 million, respectively. Our block of business is relatively small, and as a result, we view a blend of established industry tables and our own experience as a more appropriate method for establishing reserve levels compared solely to our own experience. We will continue to monitor the credibility of our developing experience and the use of available industry tables, and, if necessary, will adjust reserves accordingly. We also refined our reserve calculation for certain other individual disability reserves, which resulted in a net increase in our individual disability reserves of $4.6 million, $2.0 million and $5.1 million in 2015, 2014 and 2013, respectively. The combination of these adjustments resulted in an overall net increase to individual disability reserves of $6.4 million, $4.7 million and $7.2 million in 2015, 2014 and 2013, respectively.

            26            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth the balances of DAC, VOBA and other intangible assets:

	December 31,
(Dollars in millions)	2015	2014	Percent Change

DAC	$368.3	$336.9	9.3%
VOBA	15.4	17.8	(13.5)
Other intangible assets	13.6	26.3	(48.3)

Total DAC, VOBA and other intangible assets, net	$397.3	$381.0	4.3

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

Our individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For our individual deferred annuities, DAC is generally amortized over 30 years with approximately 60% and 96% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 73% expected to be amortized by year 5.

VOBA primarily represents the discounted future profits of business assumed through reinsurance agreements. We have established VOBA for a block of individual disability insurance business assumed from Minnesota Life and a block of group disability insurance and group life insurance business assumed from Teachers Insurance and Annuity Association of America (“TIAA”). VOBA is generally amortized in proportion to future premiums for group and individual disability insurance products and group life insurance products. However, the VOBA related to the TIAA transaction associated with an in-force block of group long term disability insurance claims for which no ongoing premium is received is amortized in proportion to expected gross profits. If actual premiums or future profitability are inconsistent with our assumptions, we could be required to make adjustments to VOBA and related amortization. The VOBA associated with the TIAA transaction is amortized in proportion to expected gross profits with an amortization period of up to 20 years. For the VOBA associated with the Minnesota Life block of business assumed, the amortization period is up to 30 years and is amortized in proportion to future premiums. The accumulated amortization of VOBA was $73.4 million and $71.0 million at December 31, 2015 and 2014, respectively.

2015 ANNUAL REPORT            27

Part II

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2015		December 31, 2014

(Dollars in millions)	Amount	Percent	Amount	Percent

DAC	$93.4	25.4%	$82.4	24.5%
VOBA	3.2	20.8	3.7	20.8

Key assumptions, which will affect the determination of expected gross profits for determining DAC and VOBA balances, include:

•	Persistency.
•	Interest rates, which affect both investment income and interest credited.
•	Stock market performance.
•	Capital gains and losses.
•	Claim termination rates.
•	Amount of business in-force.

These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, we review, and if necessary, revise these assumptions annually to reflect our current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting increase or decrease to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. We did not record an adjustment to VOBA as a result of unlocking in 2015 and 2014. We recorded a decrease to VOBA of $1.0 million in 2013 due to changes in expected gross profits related to a block of claims assumed. As a result of unlocking in prior periods, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(In millions)	2015	Dollar Change	2014	Dollar Change	2013

Decrease to DAC and VOBA	$1.8	$(1.4)	$3.2	$1.5	$1.7

The impact of unlocking in prior periods on DAC and VOBA balances was a decrease of $1.8 million and $3.2 million for 2015 and 2014, respectively.

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material adverse effect on our financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

Our other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 4.3 years and will be fully amortized by the end of 2022. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. The accumulated amortization of other intangible assets was $55.5 million and $48.4 million at December 31, 2015 and 2014, respectively. In 2015, we recorded a $4.5 million impairment to other intangible assets. The impairment was related to the sale of the assets of our private client wealth management business. We did not record an impairment to other intangible assets in 2014 or 2013.

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

            28            STANCORP FINANCIAL GROUP, INC.

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

In the fourth quarter of 2014, we adopted an updated mortality table which was a significant driver of the increase in the projected benefit obligation at December 31, 2014 and related increase in operating expenses for 2015 compared to 2014.

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

(In millions)	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	2.9	(2.3)

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

2015 ANNUAL REPORT            29

Part II

realized. We have recorded a deferred tax asset for loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset for federal loss carryforwards will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Management has established a valuation allowance on some state and local loss carryforwards, which it believes are not likely to be realized.

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

            30            STANCORP FINANCIAL GROUP, INC.

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

2015 ANNUAL REPORT            31

Part II

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations and key indicators:

	Years ended December 31,
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Revenues:
Premiums	$2,164.5	5.5%	$2,052.4	(3.4)%	$2,124.3
Administrative fees	131.2	0.3	130.8	7.6	121.6
Net investment income	627.1	1.6	617.2	(4.1)	643.5
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(5.2)	333.3	(1.2)	9.1	(1.1)
All other net capital losses	(15.2)	39.4	(10.9)	(6.8)	(11.7)

Total net capital losses	(20.4)	68.6	(12.1)	(5.5)	(12.8)

Total revenues	2,902.4	4.1	2,788.3	(3.1)	2,876.6

Benefits and expenses:
Benefits to policyholders	1,641.7	3.8	1,582.2	(4.4)	1,655.4
Interest credited	158.6	(3.6)	164.6	(6.7)	176.4
Operating expenses	510.5	8.5	470.6	6.3	442.6
Commissions and bonuses	237.5	14.6	207.2	(0.3)	207.9
Premium taxes	38.5	22.2	31.5	(10.8)	35.3
Interest expense	31.1	(2.2)	31.8	(7.6)	34.4
Net increase in DAC, VOBA and other intangible assets	(14.7)	212.8	(4.7)	(4.1)	(4.9)

Total benefits and expenses	2,603.2	4.8	2,483.2	(2.5)	2,547.1

Income before income taxes	299.2	(1.9)	305.1	(7.4)	329.5
Income taxes	84.7	(10.7)	94.8	(8.8)	103.9

Net income	$214.5	2.0	$210.3	(6.8)	$225.6

Net income per common share:
Basic	$5.07		$4.89		$5.10
Diluted	5.00		4.84		5.07
Weighted-average common shares outstanding:
Basic	42,279,388		43,018,215		44,243,364
Diluted	42,901,393		43,455,136		44,527,405
Key indicators:
Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.4%		77.8%		78.9%
Individual Disability	55.7		65.3		63.9
Total assets under administration	$26,053.9	(1.8)%	$26,528.1	7.4%	$24,695.0
Consolidated portfolio yields:
Fixed maturity securities	3.98%		3.99%		4.34%
Commercial mortgage loans	5.31		5.61		5.84
Combined federal and state effective income tax rate	28.3		31.1		31.5

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income was $214.5 million for 2015, compared to $210.3 million for 2014. The increase in net income was primarily due to more favorable claims experience and higher premiums in Employee Benefits and Individual Disability, partially offset by higher operating expenses and higher commissions and bonuses.

            32            STANCORP FINANCIAL GROUP, INC.

Revenues

The increase in revenues for 2015 compared to 2014 was primarily due to higher premiums in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Premiums

The increase in premiums for 2015 compared to 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Administrative Fees

The increase in administrative fees for 2015 compared to 2014 was primarily due to the increase in retirement plan assets under administration. See “Business Segments—Asset Management.”

Net Investment Income

The increase in net investment income for 2015 compared to 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenues and bond call premiums. Commercial mortgage loan prepayment fee revenues and bond call premiums were $38.1 million for 2015, compared to $23.2 million for 2014. The increase was partially offset by the change in the fair value of our S&P 500 Index options related to our equity-indexed annuity product, which decreased net investment income by $0.8 million for 2015, compared to an increase in net investment income of $8.6 million for 2014. See “Business Segments—Asset Management.”

Net Capital Losses

The increase in net capital losses for 2015 compared to 2014 was primarily due to impairment losses of certain tax-advantaged investments that did not qualify as affordable housing investments and other-than-temporary impairment losses on certain fixed maturity securities, partially offset by a decrease in the provision to our commercial mortgage loan loss allowance. See “Business Segments—Other.”

Benefits to Policyholders

The increase in benefits to policyholders for 2015 compared to 2014 was primarily due to business growth as evidenced by an increase in premiums in Employee Benefits and Individual Disability, partially offset by more favorable claims experience in Employee Benefits and Individual Disability. See “Business Segments—Insurance Services.”

Interest Credited

The decrease in interest credited for 2015 compared to 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $4.0 million for 2015, compared to $7.2 million for 2014. See “Business Segments—Asset Management.”

Operating Expenses

The increase in operating expenses for 2015 compared to 2014 was primarily due to expenses associated with business growth and an additional $7.8 million of merger related expenses related to the proposed merger with Meiji Yasuda and expenses related to business growth. See “Business Segments—Other.”

Commissions and Bonuses

The increase in commissions and bonuses for 2015 compared to 2014 was primarily due to an increase in premiums and sales for Employee Benefits. See “Business Segments—Insurance Services.”

Net Change in DAC, VOBA and Other Intangible Assets

The net increase in DAC, VOBA and other intangible assets for 2015 compared to 2014 was primarily due to an increase in deferrals for Employee Benefits and for individual annuities, both due to higher sales. This was partially offset by an increase in the margin between net investment income and interest credited for our fixed deferred annuity products, which results in an increase in amortization. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

Income Taxes

The decrease in the effective income tax rate for 2015 compared to 2014 was primarily due to higher utilization of tax credits during 2015 due to purchases of tax-advantaged investments. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes” for more information.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income was $210.3 million for 2014, compared to $225.6 million for 2013. The decrease in net income was primarily due to lower operating expenses for 2013, which included savings of $20.6 million due to the amendment of our postretirement medical plan, which did not recur in 2014.

2015 ANNUAL REPORT            33

Part II

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

Net Investment Income

The decrease in net investment income for 2014 compared to 2013 was primarily due to lower average portfolio yields for both fixed maturity securities and commercial mortgage loans, in addition to the change in fair value of our S&P 500 Index options related to our equity-indexed annuity product. The change in fair value of our S&P 500 Index options increased net investment income by $8.6 million for 2014, compared to an increase of $14.4 million for 2013. See “Business Segments—Insurance Services” and “Business Segments—Asset Management.”

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

Income Taxes

The decrease in the effective income tax rate for 2014 compared to 2013 was primarily due to the utilization of tax credits from tax-advantaged investments. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes” for more information.

BUSINESS SEGMENTS

We collectively view and operate our businesses as Insurance Services and Asset Management. Insurance Services contains two reportable product segments, Employee Benefits and Individual Disability. Insurance Services include our traditional risk acceptance

            34            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth segment revenues measured as a percentage of total revenues, excluding revenues from the Other category:

	Years ended December 31,
	2015	2014	2013
Employee Benefits	76.1%	75.7%	76.8%
Individual Disability	9.0	9.0	8.5
Total Insurance Services	85.1	84.7	85.3
Asset Management	14.9	15.3	14.7
Total	100.0%	100.0%	100.0%

Insurance Services

Insurance Services is comprised of our Employee Benefits and Individual Disability segments.

The following tables set forth our Insurance Services results of operations and key indicators:

	Year ended December 31, 2015
(Dollars in millions)	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change from 2014
Revenues:
Premiums:
Group life and AD&D	$844.6	$	---	$844.6	4.5%
Group long term disability	783.3		---	783.3	3.9
Group short term disability	249.0		---	249.0	13.7
Group other	86.0		---	86.0	8.9
Experience rated refunds	(14.4)		---	(14.4)	(18.2)

Total Employee Benefits	1,948.5		---	1,948.5	5.7
Individual Disability	---		206.9	206.9	3.9

Total premiums	1,948.5		206.9	2,155.4	5.6
Administrative fees	16.8		0.2	17.0	1.8
Net investment income	259.5		55.0	314.5	0.1

Total revenues	2,224.8		262.1	2,486.9	4.8

Benefits and expenses:
Benefits to policyholders	1,504.9		115.3	1,620.2	3.8
Interest credited	3.1		---	3.1	19.2
Operating expenses	348.6		30.5	379.1	8.6
Commissions and bonuses	144.4		50.2	194.6	14.1
Premium taxes	34.1		4.3	38.4	21.9
Net increase in DAC, VOBA and other intangible assets	(5.6)		(11.2)	(16.8)	41.2

Total benefits and expenses	2,029.5		189.1	2,218.6	5.5

Income before income taxes	$195.3		$73.0	$268.3	(0.4)

2015 ANNUAL REPORT            35

Part II

	Year ended December 31, 2014
(Dollars in millions)	Employee Benefits	Individual Disability		Total Insurance Services	Percent Change from 2013

Revenues:
Premiums:
Group life and AD&D	$808.6	$	---	$808.6	(4.8)%
Group long term disability	753.8		---	753.8	(3.7)
Group short term disability	219.0		---	219.0	(4.4)
Group other	79.0		---	79.0	0.9
Experience rated refunds	(17.6)		---	(17.6)	34.4

Total Employee Benefits	1,842.8		---	1,842.8	(4.4)
Individual Disability	---		199.1	199.1	4.5

Total premiums	1,842.8		199.1	2,041.9	(3.6)
Administrative fees	16.5		0.2	16.7	9.2
Net investment income	261.1		53.1	314.2	(5.4)

Total revenues	2,120.4		252.4	2,372.8	(3.7)

Benefits and expenses:
Benefits to policyholders	1,431.4		130.0	1,561.4	(4.7)
Interest credited	2.6		---	2.6	(39.5)
Operating expenses	321.4		27.8	349.2	2.7
Commissions and bonuses	122.6		48.0	170.6	(2.1)
Premium taxes	27.9		3.6	31.5	(10.5)
Net increase in DAC, VOBA and other intangible assets	(1.0)		(10.9)	(11.9)	13.3

Total benefits and expenses	1,904.9		198.5	2,103.4	(3.6)

Income before income taxes	$215.5		$53.9	$269.4	(5.1)

	Year ended December 31, 2013
(In millions)	Employee Benefits	Individual Disability		Total Insurance Services
Revenues:
Premiums:
Group life and AD&D	$849.7	$	---	$849.7
Group long term disability	783.0		---	783.0
Group short term disability	229.0		---	229.0
Group other	78.3		---	78.3
Experience rated refunds	(13.1)		---	(13.1)

Total Employee Benefits	1,926.9		---	1,926.9
Individual Disability	---		190.5	190.5

Total premiums	1,926.9		190.5	2,117.4
Administrative fees	15.1		0.2	15.3
Net investment income	278.5		53.7	332.2

Total revenues	2,220.5		244.4	2,464.9

Benefits and expenses:
Benefits to policyholders	1,515.9		121.8	1,637.7
Interest credited	4.3		---	4.3
Operating expenses	313.3		26.7	340.0
Commissions and bonuses	126.7		47.5	174.2
Premium taxes	31.3		3.9	35.2
Net decrease (increase) in DAC, VOBA and other intangible assets	1.9		(12.4)	(10.5)

Total benefits and expenses	1,993.4		187.5	2,180.9

Income before income taxes	$227.1		$56.9	$284.0

            36            STANCORP FINANCIAL GROUP, INC.

	Years ended December 31,
(Dollars in millions)	2015	Percent Change	2014	Percent Change		2013
Key indicators:
Annualized new sales
Employee Benefits	$316.9	47.0%	$215.6	(2.9	) %	$222.1
Individual Disability	23.8	5.3	22.6	6.1		21.3

Benefit ratio (% of premiums):
Employee Benefits (including interest credited)	77.4%		77.8%			78.9%
Individual Disability	55.7		65.3			63.9

Operating expense ratio (% of premiums):
Employee Benefits	17.9		17.4			16.3
Individual Disability	14.7		14.0			14.0

Average discount rate	3.94		4.00			3.75

Persistency (% of premiums):
Employee Benefits	90.7		86.1			86.7
Individual Disability	94.6		94.6			94.5

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Income before income taxes for Insurance Services was $268.3 million for 2015, compared to $269.4 million for 2014. The decrease was primarily due to higher operating expenses and higher commissions and bonuses, partially offset by more favorable claims experience and higher premiums in Employee Benefits and Individual Disability.

Premiums

The increase in premiums for Insurance Services for 2015 compared to 2014 was primarily due to higher annualized new sales and favorable retention of existing customers in Employee Benefits and Individual Disability. The increase in sales for 2015 reflected an increase in proposal activity. See “Basis of Presentation—Premiums.”

Benefits to Policyholders (including interest credited)

The increase in benefits to policyholders (including interest credited) for Insurance Services for 2015 compared to 2014 was primarily due to business growth as a result of a 5.7% increase in premiums in Employee Benefits. Benefits to policyholders related to incurred claims increased 0.1% compared to the incurred claims for 2014, which primarily resulted from business growth, offset by a 2.8% reduction in long term disability insurance claims incidence for 2015 compared to 2014.

The average discount rate used for newly incurred long term disability insurance claim reserves and life waiver reserves was 3.94% for 2015 and 4.00% for 2014.

The benefit ratio for Employee Benefits was 77.4% for 2015, compared to 77.8% for 2014. The decrease in the benefit ratio was primarily due to more favorable claims experience for 2015 compared to 2014. The more favorable claims experience for 2015 did not result in a significant change in our underlying assumptions or methods used to determine the claim reserves, primarily due to the long-term nature of our group long term disability insurance business and the materiality of other factors, including the potential impact of economic uncertainty. We monitor trends in reserve assumptions and when these trends become credible and are expected to persist, we incorporate these factors into our reserves to ensure the best estimates are established.

The benefit ratio for Individual Disability decreased to 55.7% for 2015, compared to 65.3% for 2014. Due to the relatively small size of the Individual Disability business, the benefit ratio generally fluctuates more than Employee Benefits. See “Critical Accounting Policies and Estimates—Reserves for Future Policy Benefits and Claims—Claim Reserves” for more information.

Operating Expenses

The increase in operating expenses for Insurance Services for 2015 compared to 2014 was primarily due to an increase in compensation related costs.

Commissions and Bonuses

The increase in commissions and bonuses for Insurance Services for 2015 compared to 2014 was primarily due to an increase in sales and favorable retention of existing customers.

Premium Taxes

The increase in premium taxes for Insurance Services for 2015 compared to 2014 was primarily due to an increase in premiums during 2015.

2015 ANNUAL REPORT            37

Part II

Net Change in DAC, VOBA, and Other Intangible Assets

The increase in DAC, VOBA, and other intangible assets for Insurance Services for 2015 compared to 2014 was primarily due to an increase in deferrals for Employee Benefits, which was a result of higher sales.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Income before income taxes for Insurance Services was $269.4 million for 2014, compared to $284.0 million for 2013. The decrease was primarily due to lower Employee Benefits premiums and lower net investment income, partially offset by more favorable claims experience in Employee Benefits.

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

Net Investment Income

The decrease in net investment income for Insurance Services for 2014 compared to 2013 was primarily due to lower portfolio yields for both fixed maturity securities and commercial mortgage loans for 2014 compared to 2013.

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

            38            STANCORP FINANCIAL GROUP, INC.

Asset Management

The following tables set forth our Asset Management results of operations and key indicators:

	Years Ended December 31,
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Revenues:
Premiums:
Retirement plans	$2.4	41.2%	$1.7	(22.7)%	$2.2
Individual annuities	6.7	(23.9)	8.8	87.2	4.7

Total premiums	9.1	(13.3)	10.5	52.2	6.9

Administrative fees:
Retirement plans	102.3	2.6	99.7	6.9	93.3
Other financial services businesses	31.9	(5.3)	33.7	6.6	31.6

Total administrative fees	134.2	0.6	133.4	6.8	124.9

Net investment income:
Retirement plans	124.1	9.6	113.2	9.7	103.2
Individual annuities	142.1	(8.9)	155.9	(12.0)	177.2
Other financial services businesses	25.0	76.1	14.2	10.9	12.8

Total net investment income	291.2	2.8	283.3	(3.4)	293.2

Total revenues	434.5	1.7	427.2	0.5	425.0

Benefits and expenses:
Benefits to policyholders	21.5	3.4	20.8	17.5	17.7
Interest credited	155.5	(4.0)	162.0	(5.9)	172.1
Operating expenses	125.6	2.4	122.7	5.3	116.5
Commissions and bonuses	42.9	17.2	36.6	8.6	33.7
Premium taxes	0.1	n.m. *	---	n.m.*	0.1
Net decrease in DAC, VOBA and other intangible assets	2.1	(70.8)	7.2	28.6	5.6

Total benefits and expenses	347.7	(0.5)	349.3	1.0	345.7

Income before income taxes	$86.8	11.4	$77.9	(1.8)	$79.3

*	n.m. = not a material change

2015 ANNUAL REPORT            39

Part II

	Years ended December 31,
(Dollars in millions)	2015	Percent Change	2014	Percent Change		2013
Key indicators:
Interest credited (% of net investment income):
Retirement plans	55.7%		57.9%			54.5%
Individual annuities	58.1		61.3			65.4
Retirement plans annualized operating expenses (% of average assets under administration)	0.47%		0.47%			0.52%
Commercial mortgage loans originated	$1,615.8	37.2%	$1,177.4	(9.6	) %	$1,303.1
Individual annuity sales	499.6	26.0	396.4	2.2		387.9
Assets under administration:
Retirement plans general account	3,047.3	10.0	2,770.5	17.8		2,351.5
Retirement plans separate account	7,031.4	(2.1)	7,179.8	12.3		6,393.2

Total retirement plans insurance products	10,078.7	1.3	9,950.3	13.8		8,744.7
Retirement plans trust products	9,112.2	0.4	9,071.6	5.5		8,601.7
Individual annuities	3,437.9	3.6	3,317.7	(1.8)		3,378.9
Commercial mortgage loans for other investors	3,425.1	3.7	3,304.1	8.1		3,056.0
Private client wealth management	---	(100.0)	884.4	(3.2)		913.7

Total assets under administration	$26,053.9	(1.8)	$26,528.1	7.4		$24,695.0

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Income before income taxes for Asset Management was $86.8 million for 2015, compared to $77.9 million for 2014. The increase was primarily due to higher commercial mortgage loan prepayment fee revenues and bond call premiums.

Administrative Fees

The increase in administrative fees for Asset Management for 2015 compared to 2014 was primarily due to an increase in retirement plan assets under administration. Retirement Plan assets under administration were $19.19 billion at December 31, 2015, compared to $19.02 billion at December 31, 2014.

Net Investment Income

The increase in net investment income for Asset Management for 2015 compared to 2014 was primarily due to an increase in commercial mortgage loan prepayment fee revenues and bond call premiums and an increase in retirement plan general account and individual annuity assets under administration at December 31, 2015 compared to December 31, 2014. Commercial mortgage loan prepayment fee revenues and bond call premiums were $16.8 million for 2015, compared to $11.2 million for 2014. The increase was partially offset by changes in the fair value of our S&P 500 Index options related to our equity-indexed annuity product, which decreased net investment income by $0.8 million for 2015, compared to an increase to net investment income of $8.6 million for 2014.

Benefits to Policyholders

The increase in benefits to policyholders for Asset Management for 2015 compared to 2014 was primarily due to reserve increases of $3.8 million related to changes in mortality and interest rate assumptions in individual annuities.

Interest Credited

The decrease in interest credited for Asset Management for 2015 compared to 2014 was primarily due to a decrease in the average interest-crediting rate for our annuity products and the change in fair value of the index-based interest guarantees. The change in fair value of the index-based interest guarantees increased interest credited by $4.0 million for 2015, compared to $7.2 million for 2014.

Operating Expenses

The increase in operating expenses for Asset Management for 2015 compared to 2014 was primarily to support business growth, consistent with growth in retirement plan assets under administration.

            40            STANCORP FINANCIAL GROUP, INC.

Commissions and Bonuses

The increase in commissions and bonuses for Asset Management for 2015 compared to 2014 was primarily due to higher individual annuity sales.

Net Change in DAC, VOBA and Other Intangible Assets

The lower net decrease in DAC, VOBA and other intangible assets for Asset Management for 2015 compared to 2014 was primarily due to an increase in deferrals for individual annuities, which was primarily due to higher individual annuity sales for 2015 compared to 2014. See “Critical Accounting Policies and Estimates—DAC, VOBA and Other Intangible Assets” for more information.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Income before income taxes for Asset Management was $77.9 million for 2014, compared to $79.3 million for 2013. The decrease was primarily due to the change in fair values of the hedging assets and liabilities related to our equity-indexed annuity product, which decreased income before income taxes by $0.5 million for 2014, compared to an increase of $2.6 million for 2013. The decrease was partially offset by an increase in administrative fees for 2014 compared to 2013, which was primarily due to an increase in assets under administration.

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

2015 ANNUAL REPORT            41

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

The following table sets forth results and key indicators for the Other category:

	Years ended December 31,
(In millions)	2015	Dollar Change	2014	Dollar Change	2013

Revenues:
Administrative fees	$(20.0)	$(0.7)	$(19.3)	$(0.7)	$(18.6)
Net investment income	21.4	1.7	19.7	1.6	18.1
Net capital losses:
OTTI on fixed maturity securities	(5.2)	(4.0)	(1.2)	(0.1)	(1.1)
All other net capital losses	(15.2)	(4.3)	(10.9)	0.8	(11.7)

Total net capital losses	(20.4)	(8.3)	(12.1)	0.7	(12.8)

Total revenues	(19.0)	(7.3)	(11.7)	1.6	(13.3)

Benefits and expenses:
Operating expenses	5.8	7.1	(1.3)	12.6	(13.9)
Interest expense	31.1	(0.7)	31.8	(2.6)	34.4

Total benefits and expenses	36.9	6.4	30.5	10.0	20.5

Loss before income taxes	$(55.9)	(13.7)	$(42.2)	(8.4)	$(33.8)

Key indicators:
Net capital gains (losses):
Fixed maturity securities	$(6.5)	$(9.6)	$3.1	$(4.4)	$7.5
Commercial mortgage loans	4.7	9.4	(4.7)	8.8	(13.5)
Real estate	(2.4)	2.0	(4.4)	2.2	(6.6)
Other	(16.2)	(10.1)	(6.1)	(5.9)	(0.2)

Total net capital losses	$(20.4)	(8.3)	$(12.1)	0.7	$(12.8)

Reversal of provision (provision) to our commercial mortgage loan loss allowance	$3.9	$11.0	$(7.1)	$8.8	$(15.9)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The Other category reported a loss before income taxes of $55.9 million for 2015, compared to a loss before income taxes of $42.2 million for 2014. Net capital losses were $20.4 million for 2015, compared to $12.1 million for 2014. The loss before income taxes excluding net capital losses was $35.5 million for 2015, compared to $30.1 million for 2014. The increase in the loss before income taxes excluding net capital losses was primarily due to an increase in operating expenses related to the proposed merger with Meiji Yasuda.

Net Investment Income

The increase in net investment income for the Other category for 2015 compared to 2014 was primarily due to an increase in invested assets allocated to the Other category.

Net Capital Losses

The increase in net capital losses for the Other category for 2015 compared to 2014 was primarily due to impairments of certain tax-advantaged investments that did not qualify as affordable housing investments and other-than-temporary impairment losses of certain fixed maturity securities, partially offset by a decrease in the provision to our commercial mortgage loan loss allowance for 2015 compared to 2014.

Operating Expenses

The increase in operating expenses for the Other category for 2015 compared to 2014 was primarily due to $7.8 million in merger related expenses related to the proposed merger with Meiji Yasuda. For more information, see Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 22—Proposed Merger with Meiji Yasuda.”

            42            STANCORP FINANCIAL GROUP, INC.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The Other category reported a loss before income taxes of $42.2 million for 2014, compared to a loss before income taxes of $33.8 million for 2013. Net capital losses were $12.1 million for 2014, compared to $12.8 million for 2013. The loss before income taxes excluding net capital losses was $30.1 million for 2014, compared to $21.0 million for 2013. The increase in the loss before income taxes for 2014 was primarily due to the amendment of our postretirement medical plan that resulted in a $20.6 million decrease in operating expenses for the first half of 2013, which did not recur in 2014.

Net Investment Income

The increase in net investment income for the Other category for 2014 compared to 2013 was primarily due to an increase in invested assets allocated to the Other category.

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

Interest rate risk management, along with asset-liability analysis informs us of an appropriate allocation of invested assets to mitigate our interest rate risk exposure. We also use interest rate swaps, whereby we agree with another party to exchange, at specific intervals, the difference between fixed-rate and floating rate interest amounts as calculated by reference to an agreed notional amount, in fair value hedging relationships to reduce interest rate exposure arising from asset and liability duration mismatches. In accordance with presently accepted actuarial standards, we have made adequate provisions for the anticipated cash flows required to meet contractual obligations and related expenses through the use of statutory reserves and related items in light of the assets held at December 31, 2015.

Our interest rate risk analysis reflects the influence of call and prepayment rights present in our fixed maturity securities and commercial mortgage loans. The majority of these investments have contractual provisions that require the borrower to compensate us in part or in full for reinvestment losses if the security or loan is retired before maturity. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.6%, or $282.3 million, of our fixed maturity securities portfolio at December 31, 2015. We also originate commercial mortgage loans containing a make-whole prepayment provision requiring the borrower to pay a prepayment fee. As interest rates decrease, potential prepayment fees increase. These larger prepayment fees deter borrowers from refinancing during a low interest rate environment. Approximately 96% of the commercial mortgage loan portfolio contains this type of prepayment provision. In addition, approximately 2% of the commercial mortgage loan portfolio contains fixed percentage prepayment fees that mitigate prepayments but may not fully protect our expected cash flows in the event of prepayment.

Our financial instruments are exposed to financial market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. Financial market volatility includes interest rate risk. We have analyzed the estimated loss in fair value of certain market sensitive financial assets held at December 31, 2015 and 2014, using a hypothetical 10% increase in interest rates and related qualitative information on how we manage interest rate risk. The interest rate sensitivity analysis

2015 ANNUAL REPORT            43

Part II

was based upon our fixed maturity securities net of fair value hedges and commercial mortgage loans held at December 31, 2015 and 2014. Interest rate sensitivity of our financial assets was measured assuming a parallel shift in interest rates. All security yields were increased by 10% of the year-end 10-year U.S. Government Treasury bond yield, or 0.23% and 0.22% for the 2015 and 2014 analyses, respectively. The change in fair value of each security was estimated as the change in the option adjusted value of each security. Option adjusted values were computed using our payment models and provisions for the effects of possible future changes in interest rates. The analyses did not explicitly provide for the possibility of non-parallel shifts in the yield curve, which would involve discount rates for different maturities being increased by different amounts. The actual change in fair value of our financial assets can be significantly different from that estimated by the model. The hypothetical reduction in the fair value of our financial assets that resulted from the model was estimated to be $135 million and $124 million at December 31, 2015 and 2014, respectively.

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

Operating Cash Flows

Net cash provided by operating activities is net income adjusted for non-cash items and accruals, and was $364.9 million, $238.2 million and $279.6 million for 2015, 2014 and 2013, respectively. These changes in non-cash items and accruals were mainly due to fluctuations in other assets and other liabilities, mainly attributable to timing differences and future policy benefits and claims due to changes in reserve requirements in Employee Benefits. We typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows provided by operating activities are affected by the timing of premiums, administrative fees and investment income received and expenses paid.

Investing Cash Flows

We maintain a diversified investment portfolio primarily consisting of fixed maturity securities and fixed-rate commercial mortgage loans. Investing cash inflows primarily consist of the proceeds from investments sold, matured or repaid. Investing cash outflows primarily consist of payments for investments acquired or originated.

Net cash used in investing activities was $638.2 million, $616.8 million and $504.3 million for 2015, 2014 and 2013, respectively. The increase in net cash used in investing activities for 2015 compared to 2014 was primarily due to higher commercial mortgage loan acquisitions, net of proceeds from the sale or repayment of commercial mortgage loans. The increase in net cash used in investing activities for 2014 compared to 2013 was primarily due to lower proceeds from the sale, maturity or repayment of fixed maturity securities and higher acquisitions of fixed maturity securities and other invested assets.

Our target investment portfolio allocation is approximately 60% fixed maturity securities and 40% commercial mortgage loans with a maximum allocation of 45% to commercial mortgage loans. At December 31, 2015, total cash and investments consisted of 55.1% fixed maturity securities, 39.0% commercial mortgage loans, 3.2% cash and cash equivalents, 2.5% other invested assets and 0.2% real estate.

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

            44            STANCORP FINANCIAL GROUP, INC.

The following tables set forth the composition of our fixed maturity securities portfolio by industry category with the associated unrealized gains and losses:

	December 31, 2015

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities:
Corporate bonds:
Basic industry	$426.8	$7.6	$(16.7)	$417.7
Capital goods	1,022.9	28.8	(13.4)	1,038.3
Communications	371.8	10.3	(9.9)	372.2
Consumer goods	1,646.3	67.5	(12.1)	1,701.7
Energy	923.1	19.0	(71.4)	870.7
Finance	1,699.9	51.1	(11.2)	1,739.8
Utilities	662.9	38.3	(9.4)	691.8
Transportation and other	264.2	10.1	(2.8)	271.5

Total corporate bonds	7,017.9	232.7	(146.9)	7,103.7
U.S. government and agency bonds	194.0	27.2	(0.1)	221.1
U.S. state and political subdivision bonds	167.5	8.3	(0.6)	175.2
Foreign government bonds	71.7	4.9	---	76.6
Mortgage/asset-backed securities	250.1	2.6	(4.4)	248.3

Total fixed maturity securities	$7,701.2	$275.7	$(152.0)	$7,824.9

	December 31, 2014

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities:
Corporate bonds:
Basic industry	$472.6	$17.6	$(2.8)	$487.4
Capital goods	871.0	40.1	(3.0)	908.1
Communications	333.6	18.2	(2.2)	349.6
Consumer goods	1,588.9	98.3	(5.2)	1,682.0
Energy	895.1	36.2	(18.8)	912.5
Finance	1,715.1	76.0	(3.8)	1,787.3
Utilities	623.8	64.3	(0.6)	687.5
Transportation and other	240.5	15.8	(0.6)	255.7

Total corporate bonds	6,740.6	366.5	(37.0)	7,070.1
U.S. government and agency bonds	223.2	35.6	(0.2)	258.6
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9
Mortgage/asset-backed securities	242.0	4.1	(2.1)	244.0

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

2015 ANNUAL REPORT            45

Part II

The following table sets forth key indicators of our fixed maturity securities portfolio:

	December 31,
(Dollars in millions)	2015	2014	Change
Fixed maturity securities	$7,824.9	$7,773.7	0.7%

Weighted-average credit quality of our fixed maturity securities portfolio (S&P)	A-	A-

Fixed maturity securities below investment grade:
As a percent of total fixed maturity securities	5.5%	5.5%
Managed by a third party	$404.9	$375.8	7.7%

Fixed maturity securities on our watch list:
Fair value	$164.3	$12.7	$151.6
Amortized cost after OTTI	214.6	15.2	199.4

Gross unrealized capital gains in our fixed maturity securities portfolio	$275.7	$423.1	$(147.4)
Gross unrealized capital losses in our fixed maturity securities portfolio	(152.0)	(39.4)	(112.6)

We recorded OTTI of $5.2 million and $1.2 million for 2015 and 2014, respectively. See “Critical Accounting Policies and Estimates—Investment Valuations—Fixed Maturity Securities.” We did not have any direct exposure to sub-prime or Alt-A mortgages in our fixed maturity securities portfolio at December 31, 2015.

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

The following table sets forth commercial mortgage loan originations:

	Years ended December 31,
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013

Commercial mortgage loan originations	$1,615.8	37.2%	$1,177.4	(9.6) %	$1,303.1

The increase in commercial mortgage loan originations for 2015 compared to 2014 was primarily due to an increase in commercial real estate market activity. The decrease in 2014 compared to 2013 was primarily due to an increase in competition in the commercial real estate market.

The following table sets forth commercial mortgage loan servicing data:

	December 31,
(Dollars in millions)	2015	2014	Percent Change
Commercial mortgage loans serviced:
For subsidiaries of StanCorp	$5,537.5	$5,321.1	4.1%
For other institutional investors	3,425.1	3,304.1	3.7

Capitalized commercial mortgage loan servicing rights associated with commercial mortgage loans serviced for other institutional investors	10.4	9.5	9.5

The estimated average loan-to-value ratio for the overall portfolio was less than 70% at December 31, 2015. The average loan balance of our commercial mortgage loan portfolio was approximately $0.8 million at December 31, 2015. We have the contractual ability to pursue personal recourse on approximately 71% of our loans and partial personal recourse on a majority of the remaining loans. The weighted-average capitalization rate for the portfolio at December 31, 2015 was approximately 8%. Capitalization rates, which vary by property type and geographic region, are used as part of our annual internal analysis of our commercial mortgage loan portfolio. The rate is used in converting the property’s income to an estimated property value.

            46            STANCORP FINANCIAL GROUP, INC.

At December 31, 2015, we did not have any direct exposure to sub-prime or Alt-A mortgages in our commercial mortgage loan portfolio. When we undertake mortgage risk, we do so directly through loans that we originate ourselves rather than in packaged products such as commercial mortgage-backed securities. Given that we service the vast majority of loans in our portfolios, we are prepared to deal with them promptly and proactively. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At December 31, 2015, our ten largest borrowers represented less than 7% of our total commercial mortgage loan portfolio balance. Our largest borrower concentrations within our commercial mortgage loan portfolio consisted of one borrower that comprised less than 2% of our total commercial mortgage loan portfolio balance. The second largest borrower comprised less than 1% of our total commercial mortgage loan portfolio balance.

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

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2015, we had outstanding commitments to fund commercial mortgage loans totaling $227.0 million, with fixed interest rates ranging from 4.00% to 6.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

The following table sets forth key commercial mortgage loan statistics:

	December 31,

(Dollars in millions)	2015	2014	Percent Change
Commercial mortgage loans sixty-day delinquencies:
Book value	$10.0	$8.6	16.3%
Delinquency rate	0.18%	0.16%
In process of foreclosure	$2.0	$0.5	300.0

Restructured commercial mortgage loans	104.0	108.8	(4.4)

The performance of our commercial mortgage loan portfolio may fluctuate in the future. However, based on our business approach of diligently underwriting high-quality loans, we believe our delinquency rate will remain low. The decrease in restructured commercial mortgage loans of $4.8 million during 2015 was primarily due to decrease in the number of restructured commercial mortgage loans, which was partially offset by commercial mortgage loans that became delinquent during the period.

The following table sets forth details of our commercial mortgage loans foreclosed or accepted as deeds in lieu of foreclosure:

	Years ended December 31,

(Dollars in millions)	2015	Change	2014	Change	2013

Number of loans foreclosed	2	(4)	6	(22)	28
Book value of loans foreclosed	$0.9	$(4.4)	$5.3	$(14.7)	$20.0
Number of properties foreclosed and transferred to Real Estate Owned	1	(5)	6	(18)	24
Real estate acquired	$0.4	$(4.0)	$4.4	$(7.0)	$11.4

2015 ANNUAL REPORT            47

Part II

Commercial mortgage loan foreclosures may result in the sale of the property to a third party at the time of foreclosure, resulting in fewer properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Commercial mortgage loans may have multiple properties as collateral, resulting in more properties transferred to Real Estate Owned than the number of loans foreclosed during the period. Real Estate Owned is initially recorded at estimated net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional market information regarding fair value is received, however, these adjustments would not result in a carrying value greater than the initial recorded amount. The book value of real estate acquired during 2015 decreased compared to 2014 primarily due to fewer property foreclosures. See “Critical Accounting Policies and Estimates—Investment Valuations—Commercial Mortgage Loans” for our commercial mortgage loan loss allowance policy.

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2015	Dollar Change	2014	Dollar Change	2013

Commercial mortgage loan loss allowance:
Beginning balance	$40.0	$(3.6)	$43.6	$(3.0)	$46.6

Provision (reversal of provision)	(3.9)	(11.0)	7.1	(8.8)	15.9
Charge-offs	(2.9)	7.8	(10.7)	8.2	(18.9)

Ending balance	$33.2	$(6.8)	$40.0	$(3.6)	$43.6

Specific loan loss allowance	$23.9	$0.1	$23.8	$(2.1)	$25.9
General loan loss allowance	9.3	(6.9)	16.2	(1.5)	17.7

Total commercial mortgage loan loss allowance	$33.2	$(6.8)	$40.0	$(3.6)	$43.6

The decrease in the commercial mortgage loan loss allowance for 2015 compared to 2014 was primarily due to a decrease in the general loan loss allowance. The decrease in the net charge-offs for 2015 compared to 2014 was primarily due to lower losses related to charges associated with commercial mortgage loans leaving the portfolio for 2015. The lower provision and net charge-offs for the commercial mortgage loan loss allowance for 2014 compared to 2013 were primarily due to lower losses associated with foreclosures, accepted deeds in lieu of foreclosure on commercial mortgage loans and other related charges associated with commercial mortgage loans leaving the portfolio for 2014. The decrease in the commercial mortgage loan loss allowances for 2014 compared to 2013 was primarily due to fewer loans with a general loan loss allowance and specific loan loss allowance.

The following table sets forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31,

(In millions)	2015	2014	Dollar Change

Impaired commercial mortgage loans with specific allowances for losses	$72.5	$74.2	$(1.7)
Impaired commercial mortgage loans without specific allowances for losses	27.0	31.7	(4.7)
Specific allowance for losses on impaired commercial mortgage loans, end of the year	(23.9)	(23.8)	(0.1)

Net carrying value of impaired commercial mortgage loans	$75.6	$82.1	$(6.5)

A commercial mortgage loan is impaired when we do not expect to receive contractual principal and interest in accordance with the terms of the original loan agreement. A specific allowance for losses is recorded when a loan is considered to be impaired and it is probable that all amounts due will not be collected based on the terms of the original note. We also hold specific loan loss allowances on certain performing commercial mortgage loans that we continue to monitor and evaluate. Impaired commercial mortgage loans without specific allowances for losses are those for which we have determined that it remains probable that all amounts due will be collected although the timing or nature may be outside the original contractual terms. The decrease to the net carrying value of impaired commercial mortgage loans at December 31, 2015 compared to 2014 was primarily due to a decrease in impaired commercial mortgage loans without a specific allowance in our retail and apartment segments for 2015 associated with a small number of borrowers.

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

            48            STANCORP FINANCIAL GROUP, INC.

Part II

Financing Cash Flows

Financing cash flows primarily consist of policyholder fund deposits and withdrawals, borrowings and repayments on the line of credit, borrowings and repayments on long-term debt, issuances and repurchases of common stock and dividends paid on common stock. Net cash provided by financing activities was $474.5 million, $250.4 million and $443.3 million for 2015, 2014 and 2013, respectively. The increase in net cash provided by financing cash flows for 2015 compared to 2014 was primarily due to a $147.0 million decrease in share repurchases, a $47.1 million decrease in cash used to repurchase of debt, and a $29.3 million increase in policyholder fund deposits, net of withdrawals. See “Capital Management—Share Repurchases” for further discussion on share repurchases.

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

Under the Facility, we are subject to customary covenants that take into consideration the impact of material transactions, changes to the business, compliance with legal requirements and financial performance. Under the two financial covenants, we are required to maintain a total debt to total capitalization ratio that does not exceed 35% and a consolidated net worth that is equal to at least $1.58 billion. The financial covenants exclude the unrealized gains and losses related to fixed maturity securities that are held in accumulated other comprehensive income (loss). At December 31, 2015, we had a total debt to total capitalization ratio of 19.4% and consolidated net worth of $2.11 billion as defined by the financial covenants. The Facility is subject to pricing levels based upon our publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, plus facility and utilization fees. At December 31, 2015, we were in compliance with all covenants under the Facility. We issued a letter of credit, which reduced the available balance by $1.0 million on the Facility at December 31, 2015. We believe we will continue to meet the financial covenants throughout the life of the Facility.

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

In the second quarter of 2015, the FHLB of Seattle completed its merger with the FHLB of Des Moines. The merger has not had a material effect on our business, financial position, results of operations, cash flows, existing funding agreements with the FHLB, and is not anticipated to impact our utilization of the FHLB program or its products in the future. Standard issues collateralized funding agreements to the FHLB of Des Moines and invests the cash received from advances to support various spread-based businesses and enhance our asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At December 31, 2015, Standard had $273.0 million outstanding under funding agreements with the FHLB of Des Moines and pledged $333.5 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances.

CAPITAL MANAGEMENT

State insurance departments require insurance enterprises to maintain minimum levels of capital and surplus. Our target for our statutory insurance subsidiaries is generally to maintain statutory capital and surplus at 300% of the Company Action Level of Risk-Based Capital (“RBC”) required by regulators, which is 600% of the Authorized Control Level RBC required by our states of domicile. The statutory insurance subsidiaries capital and surplus as a percentage of the Company Action Level RBC was approximately 410% at December 31, 2015. At December 31, 2015, capital and surplus, adjusted to exclude asset valuation reserves, for our regulated statutory insurance subsidiaries totaled $1.27 billion.

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

2015 ANNUAL REPORT            49

Part II

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

Dividends from Subsidiaries

Our ability to pay dividends to shareholders, repurchase shares and meet obligations substantially depends upon the receipt of distributions from Standard. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Division of Financial Regulation (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. With the exception of StanCorp Equities, a limited business broker-dealer and member of the Financial Industry Regulatory Authority, there are no regulatory restrictions on dividends from our non-insurance subsidiaries.

As of December 31, 2015, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $179.9 million and capital and surplus was $1.09 billion. Based upon Standard’s results for 2015, the amount of ordinary dividends and other distributions available in 2016, without prior approval from the Oregon Insurance Division is $179.9 million. As of December 31, 2014, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $208.5 million and capital and surplus was $1.15 billion. Based upon Standard’s results for 2014, the amount of ordinary dividends and other distributions available in 2015, without prior approval from the Oregon Insurance Division was $208.5 million.

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

During 2015 and 2014, Standard made distributions to StanCorp totaling $200.0 million and $390.0 million, respectively, including an extraordinary distribution in September 2014 totaling $240.0 million that was used to capitalize StanCap Insurance Company, Inc. (“StanCap Insurance Company”). Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. As a result of the extraordinary distribution in September 2014, dividends required approval from the Oregon Insurance Division through September 2015 and were considered extraordinary.

Dividends paid from Standard to StanCorp are based on levels of available capital and needs at the holding company, which are driven by the financial results of Standard and the Company as a whole. Standard paid extraordinary cash distributions to StanCorp of $150.0 million and an ordinary cash dividend to StanCorp of $50.0 million for 2015. Standard paid extraordinary cash distributions to StanCorp of $310.0 million and ordinary cash dividends to StanCorp of $80.0 million for 2014. Standard paid ordinary cash dividends to StanCorp of $70.0 million and extraordinary cash distributions to StanCorp of $60.0 million for 2013.

Dividends received from our non-insurance subsidiaries were $20.0 million and $33.0 million for 2015 and 2014, respectively.

            50            STANCORP FINANCIAL GROUP, INC.

Dividends to Shareholders

As permitted by the Merger Agreement, on October 21, 2015, our Board of Directors declared an annual cash dividend of $1.40 per common share. The dividend was paid on November 30, 2015 to shareholders of record on November 10, 2015. In 2014 and 2013, we paid an annual cash dividend of $1.30 and $1.10 per common share, respectively. Our Board of Directors has increased the annual dividend per common share to shareholders each year for the past 16 consecutive years. The declaration and payment of dividends to shareholders is subject to the discretion of our Board of Directors. For more information, see Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 22—Proposed Merger with Meiji Yasuda.” In addition, the declaration and payment of dividends would be restricted if we elect to defer interest payments on our Subordinated Debt. If elected, the restriction would be in place during the interest deferral period, which cannot exceed five years. We have not deferred interest on the Subordinated Debt, and have paid dividends each year since our initial public offering in 1999.

Share Repurchases

On February 11, 2014, our Board of Directors authorized the repurchase of up to 3.0 million shares of StanCorp common stock through December 31, 2015 (“February 2014 Authorization”). The February 2014 Authorization, which took effect upon the completion of a prior repurchase authorization during the second quarter of 2014, expired on December 31, 2015. Share repurchases under the repurchase program were made in the open market or in negotiated transactions in compliance with the safe harbor provisions of Rule 10b-18 under regulations of the Securities Exchange Act of 1934 (“Exchange Act”). We did not repurchase shares in 2015 and do not anticipate further share repurchases pending completion of the merger with Meiji Yasuda.

The following table sets forth share repurchases activity:

	Years ended December 31,
(Dollars in millions—except per share data)	2015		2014

Share repurchases:
Shares repurchased		---	2,383,175
Cost of share repurchases	$	---	$147.0
Weighted-average price per common share		---	61.67

Shares remaining under repurchase authorizations		---	1,972,337

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

2015 ANNUAL REPORT            51

Part II

The following table summarizes our contractual obligations by period in which payments are due:

(In millions)	Total	Less than 1 year	1 to 3 Years		3 to 5 Years		More than 5 Years

Contractual obligations:
Short-term debt and capital lease obligations	$1.1	$1.1	$	---	$	---	$	---
Long-term debt and capital lease obligations	505.3	---		1.6		0.8		502.9
Interest on debt obligations	107.6	30.0		33.8		25.0		18.8
Operating lease obligations	25.0	6.3		7.5		4.9		6.3
Funding requirements for commercial mortgage loans	227.0	227.0		---		---		---
Purchase obligations	28.4	15.7		12.0		0.7		---
Insurance obligations(1)	7,539.8	1,192.2		1,180.1		906.9		4,260.6
Policyholder fund obligations(2)	6,482.4	5,661.1		160.1		114.1		547.1
Separate account liabilities(3)	7,031.4	7,031.4		---		---		---
Other short-term and long-term obligations	370.1	71.8		86.2		46.7		165.4

Total contractual obligations	$22,318.1	$14,236.6		$1,481.3		$1,099.1		$5,501.1

(1)

The estimated payments expected to be due by period for insurance obligations reflect future estimated cash payments, for pending and future potential claims, to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholders’ dividends, and reinsurance payables. These future estimated net cash payments are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in-force, and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These net cash payments are undiscounted with respect to interest and, as a result, the sum of the net cash payments shown for all years in the table of $7.54 billion exceeds the corresponding liability amount of $5.86 billion included in the Consolidated Financial Statements as of December 31, 2015. We have made significant assumptions to determine the future estimated net cash payments related to the underlying policies and contracts. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(2)

While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, policyholder fund obligations in the amount of $5.28 billion have been included in the less than one year column of the table as they may be withdrawn upon request. These net cash payments are undiscounted with respect to interest but reflect an offsetting effect due to reinsurance receivables and, as a result, the sum of the net cash payments shown for all years in the table of $6.48 billion differs from the corresponding liability amount of $7.05 billion included in the Consolidated Financial Statements as of December 31, 2015. Due to the significance of the assumptions used, actual net cash payments will differ, possibly materially, from these estimates.

(3)

Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. While historical withdrawal patterns indicate withdrawal primarily occurs in periods in excess of one year, separate account liabilities in the amount of $7.03 billion have been included in the less than one year column of the table as they may be withdrawn upon request.

Our debt obligations consisted primarily of the $250 million of 5.00% Senior Notes and the $252.9 million of 6.90% Subordinated Debt. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Long-Term Debt.”

In the normal course of business, we commit to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2015, we had outstanding commitments to fund commercial mortgage loans totaling $227.0 million, with fixed interest rates ranging from 4.00% to 6.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, we will retain the commitment fee and good faith deposit. Alternatively, if we terminate a commitment due to the disapproval of a commitment requirement, the commitment fee and deposit may be refunded to the borrower, less an administrative fee.

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

At December 31, 2015, we had $273.0 million outstanding under funding agreements with the FHLB of Des Moines, with fixed interest rates ranging from 0.69% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Des Moines are recorded as other policyholder funds on the consolidated balance sheets.

            52            STANCORP FINANCIAL GROUP, INC.

Other long-term obligations reflected in the consolidated balance sheets at December 31, 2015, included $227.8 million in expected benefit payments for supplemental, home office, and field office retirement plans, $12.6 million in expected benefit payments for the postretirement benefit plan, $103.8 million in commitments to fund tax-advantaged investment partnerships, a $12.0 million tax reimbursement liability related to the block of life insurance business sold to Protective Life in 2001, and a $13.3 million liability for our deferred compensation plan.

INSOLVENCY ASSESSMENTS

Insolvency regulations exist in many of the jurisdictions where our subsidiaries do business. Such regulations may require insurance companies operating within the jurisdiction to participate in guaranty associations. The associations levy assessments against their members to pay benefits to policyholders of impaired or insolvent insurance companies. Association assessments levied against us were $0.7 million for 2015 and 2014, and $1.9 million for 2013. At December 31, 2015, we maintained a reserve of $0.3 million for future assessments with respect to currently impaired, insolvent or failed insurers.

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

The following table sets forth the difference between the statutory net gains from insurance operations before federal income taxes and net capital gains and losses (“Statutory Results”) and GAAP income before income taxes excluding net capital gains and losses (“Adjusted GAAP Results”):

	Years ended December 31,

(In millions)	2015	Dollar Change	2014	Dollar Change	2013

Statutory Results	$215.5	$(53.0)	$268.5	$(4.3)	$272.8
Adjusted GAAP Results	319.6	2.4	317.2	(25.1)	342.3

Difference	$(104.1)	$(55.4)	$(48.7)	$20.8	$(69.5)

The decrease in Statutory Results for 2015 compared to 2014 was primarily due to a statutory reserve adjustment in the individual annuities line of business. The decrease in Statutory Results for 2014 compared to 2013 was primarily due to lower net investment income and the adoption of new statutory accounting guidance for share-based compensation, partially offset by more favorable claims experience in Employee Benefits.

The fluctuations in the difference between the Statutory Results and Adjusted GAAP Results for 2015 compared to 2014 and 2014 compared to 2013 were primarily due to differences in the prescribed accounting treatments between GAAP and Statutory

2015 ANNUAL REPORT            53

Part II

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

The following table sets forth statutory capital and the associated asset valuation reserve:

	December 31,

(Dollars in millions)	2015	2014	Percent Change

Statutory capital and surplus adjusted to exclude asset valuation reserve	$1,271.7	$1,334.6	(4.7)%
Asset valuation reserve	105.8	106.2	(0.4)

ACCOUNTING PRONOUNCEMENTS

See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Accounting Pronouncements.”

FORWARD-LOOKING STATEMENTS

From time to time StanCorp or its representatives make written or oral statements, including some of the statements contained or incorporated by reference in this Annual Report on Form 10-K and in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, that are other than purely historical information. These statements, including statements about the Merger of StanCorp with Meiji Yasuda and estimates, projections, expected operating results, statements related to business plans, strategies, objectives and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements also include, without limitation, any statement that includes words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “will be,” “will continue,” “will likely result” and similar expressions that are predictive in nature or that depend on or refer to future events or conditions. Our forward-looking statements are not guarantees of future performance and involve uncertainties that are difficult to predict. They involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements and include, but are not limited to, the following:

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

            54            STANCORP FINANCIAL GROUP, INC.

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

2015 ANNUAL REPORT            55

Part II

Item 8.	Financial Statements and Supplementary Data

            56            STANCORP FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StanCorp Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in qualified affordable housing projects effective January 1, 2013 due to the adoption of Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2016

2015 ANNUAL REPORT            57

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in millions—except per share data)	2015	2014	2013
Revenues:
Premiums	$2,164.5	$2,052.4	$2,124.3
Administrative fees	131.2	130.8	121.6
Net investment income	627.1	617.2	643.5
Net capital losses:
Total other-than-temporary impairment losses on fixed maturity securities—available-for-sale	(5.2)	(1.2)	(1.1)
All other net capital losses	(15.2)	(10.9)	(11.7)

Total net capital losses	(20.4)	(12.1)	(12.8)

Total revenues	2,902.4	2,788.3	2,876.6

Benefits and expenses:
Benefits to policyholders	1,641.7	1,582.2	1,655.4
Interest credited	158.6	164.6	176.4
Operating expenses	510.5	470.6	442.6
Commissions and bonuses	237.5	207.2	207.9
Premium taxes	38.5	31.5	35.3
Interest expense	31.1	31.8	34.4
Net increase in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangible assets	(14.7)	(4.7)	(4.9)

Total benefits and expenses	2,603.2	2,483.2	2,547.1

Income before income taxes	299.2	305.1	329.5
Income taxes	84.7	94.8	103.9

Net income	$214.5	$210.3	$225.6

Net income per common share:
Basic	$5.07	$4.89	$5.10
Diluted	5.00	4.84	5.07

Weighted-average common shares outstanding:
Basic	42,279,388	43,018,215	44,243,364
Diluted	42,901,393	43,455,136	44,527,405

See Notes to Consolidated Financial Statements.

            58            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2015	2014	2013
Net income	$214.5	$210.3	$225.6
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on fixed maturity securities—available-for-sale:
Net unrealized capital (losses) gains on securities—available-for-sale(1)	(165.2)	50.3	(205.3)
Reclassification adjustment for net capital losses (gains) included in net income(2)	4.2	(2.0)	(4.5)
Employee benefit plans:
Prior service credit (cost) and net gains (losses) arising during the year, net(3)	5.3	(70.4)	41.2
Reclassification adjustment for amortization to net periodic pension cost (credit), net(4)	8.7	1.7	(6.0)
Unrealized gains on derivative instruments:
Net unrealized gains on cash flow hedges(5)	5.8	---	---

Total other comprehensive loss, net of tax	(141.2)	(20.4)	(174.6)

Comprehensive income	$73.3	$189.9	$51.0

(1)	Net of tax benefit of $85.7 million, tax expense of $24.6 million and tax benefit of $111.1 million for 2015, 2014 and 2013, respectively.
(2)	Net of tax expense of $2.3 million and tax benefits of $1.1 million and $3.1 million for 2015, 2014 and 2013, respectively.
(3)	Net of tax expense of $2.9 million, tax benefit of $37.9 million and tax expense of $22.2 million for 2015, 2014 and 2013, respectively.
(4)	Net of tax expenses of $4.7 million and $0.9 million and tax benefit of $3.2 million for 2015, 2014 and 2013, respectively.
(5)	Net of tax expense of $3.1 million for 2015.

See Notes to Consolidated Financial Statements.

2015 ANNUAL REPORT            59

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in millions)	2015	2014

A S S E T S

Investments:
Fixed maturity securities—available-for-sale (amortized cost of $7,701.2 and $7,390.0)	$7,824.9	$7,773.7
Commercial mortgage loans, net	5,537.5	5,321.1
Real estate, net	25.4	37.0
Other invested assets	356.3	301.6

Total investments	13,744.1	13,433.4
Cash and cash equivalents	452.3	251.1
Premiums and other receivables	134.9	118.4
Accrued investment income	109.4	108.0
Amounts recoverable from reinsurers	1,003.3	994.2
DAC, VOBA and other intangible assets, net	397.3	381.0
Goodwill	36.0	36.0
Property and equipment, net	89.2	79.3
Other assets	176.5	129.4
Separate account assets	7,031.4	7,179.8

Total assets	$23,174.4	$22,710.6

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Future policy benefits and claims	$5,858.2	$5,832.3
Other policyholder funds	7,053.3	6,537.8
Deferred tax liabilities, net	4.5	60.0
Short-term debt	1.1	1.1
Long-term debt	505.3	503.9
Other liabilities	529.8	440.1
Separate account liabilities	7,031.4	7,179.8

Total liabilities	20,983.6	20,555.0

Commitments and contingencies (See Note 19)

Shareholders’ equity:
Preferred stock, zero shares authorized at December 31, 2015 and 100,000,000 shares authorized at December 31, 2014; none issued	---	---
Common stock, no par, 300,000,000 shares authorized; 42,506,236 and 42,077,825 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	26.6	5.3
Accumulated other comprehensive (loss) income	(26.9)	114.3
Retained earnings	2,191.1	2,036.0

Total shareholders’ equity	2,190.8	2,155.6

Total liabilities and shareholders’ equity	$23,174.4	$22,710.6

See Notes to Consolidated Financial Statements.

            60            STANCORP FINANCIAL GROUP, INC.

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
(Dollars in millions—except per share data)	Shares	Amount	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	44,419,448	$89.6	$309.3	$1,765.8	$2,164.7
Net income	---	---	---	225.6	225.6
Other comprehensive loss, net of tax	---	---	(174.6)	---	(174.6)
Common stock:
Repurchased	(1,644,488)	(82.3)	---	---	(82.3)
Issued under share-based compensation plans, net	1,351,429	60.7	---	---	60.7
Dividends declared on common stock ($1.10 per share)	---	---	---	(48.5)	(48.5)

Balance, December 31, 2013	44,126,389	68.0	134.7	1,942.9	2,145.6

Net income	---	---	---	210.3	210.3
Other comprehensive loss, net of tax	---	---	(20.4)	---	(20.4)
Common stock:
Repurchased	(2,383,175)	(84.5)	---	(62.5)	(147.0)
Issued under share-based compensation plans, net	334,611	21.8	---	---	21.8
Dividends declared on common stock ($1.30 per share)	---	---	---	(54.7)	(54.7)

Balance, December 31, 2014	42,077,825	5.3	114.3	2,036.0	2,155.6

Net income	---	---	---	214.5	214.5
Other comprehensive loss, net of tax	---	---	(141.2)	---	(141.2)
Common stock:
Repurchased	---	---	---	---	---
Issued under share-based compensation plans, net	428,411	21.3	---	---	21.3
Dividends declared on common stock ($1.40 per share)	---	---	---	(59.4)	(59.4)

Balance, December 31, 2015	42,506,236	$26.6	$(26.9)	$2,191.1	$2,190.8

See Notes to Consolidated Financial Statements.

2015 ANNUAL REPORT            61

Part II

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2015	2014	2013
Operating:
Net income	$214.5	$210.3	$225.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	20.4	12.1	12.8
Depreciation and amortization	160.9	145.1	135.9
DAC, VOBA and other intangible assets, net	(91.1)	(80.1)	(76.9)
Deferred income taxes	19.5	10.4	10.1
Changes in other assets and liabilities:
Receivables and accrued income	(27.0)	(7.5)	(8.4)
Future policy benefits and claims	40.2	(15.8)	23.8
Other, net	27.5	(36.3)	(43.3)

Net cash provided by operating activities	364.9	238.2	279.6

Investing:
Proceeds from sale, maturity, or repayment of fixed maturity securities—available-for-sale	1,109.9	797.2	1,017.9
Proceeds from sale or repayment of commercial mortgage loans	1,342.3	1,270.4	1,124.6
Proceeds from sale of real estate	5.8	20.1	22.0
Proceeds from sale of other invested assets	14.8	20.5	0.2
Acquisition of fixed maturity securities—available-for-sale	(1,443.2)	(1,406.2)	(1,303.3)
Acquisition or origination of commercial mortgage loans	(1,558.1)	(1,194.7)	(1,286.8)
Acquisition of real estate	(2.0)	(1.4)	(0.9)
Acquisition of other invested assets	(75.2)	(112.0)	(64.2)
Acquisition of property and equipment, net	(32.5)	(10.7)	(13.8)

Net cash used in investing activities	(638.2)	(616.8)	(504.3)

Financing:
Policyholder fund deposits	2,661.0	2,907.5	2,081.5
Policyholder fund withdrawals	(2,145.5)	(2,421.3)	(1,561.0)
Repayment of debt	---	(47.1)	---
Issuance of common stock	17.0	14.3	52.6
Repurchases of common stock	---	(147.0)	(82.3)
Dividends paid on common stock	(59.4)	(54.7)	(48.5)
Other, net	1.4	(1.3)	1.0

Net cash provided by financing activities	474.5	250.4	443.3

Increase (decrease) in cash and cash equivalents	201.2	(128.2)	218.6
Cash and cash equivalents, beginning of year	251.1	379.3	160.7

Cash and cash equivalents, end of year	$452.3	$251.1	$379.3

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$185.4	$205.1	$199.6
Income taxes	38.6	61.7	64.1
Non-cash transactions:
Real estate acquired through commercial mortgage loan foreclosure	$0.4	$4.4	$11.4
Commercial mortgage loans originated on real estate sold	---	0.6	1.4
Exchange of Federal Home Loan Bank (“FHLB”) of Seattle common stock for FHLB of Des Moines common stock	8.8	---	---

See Notes to Consolidated Financial Statements.

            62            STANCORP FINANCIAL GROUP, INC.

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

StanCorp Investment Advisers is a Securities and Exchange Commission (“SEC”) registered investment adviser providing performance analysis, fund selection support, model portfolios and other investment management services. In January 2015, StanCorp reached an agreement to sell the assets of its private client wealth management business within StanCorp Investment Advisers to a third party. The sale was completed during the second quarter of 2015. StanCorp Investment Advisers remains a wholly-owned subsidiary of StanCorp.

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

Standard holds interests in tax-advantaged investments. The carrying value of these interests was $310.3 million at December 31, 2015 and $277.0 million at December 31, 2014. The majority of the tax-advantaged investments qualify as affordable housing investments and are accounted for under the proportional amortization method (“PAM”). The carrying value of the investments accounted for under PAM was $303.8 million and $257.5 million at December 31, 2015 and December 31, 2014, respectively. For tax-advantaged investments with state premium tax credits, the state premium tax credits and the related investment losses are recorded in net investment income. The Company believes this presentation accurately matches the cost and benefits for these investments. Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting.

The Company adopted Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects as of January 1, 2015, which permits entities to account for investments in qualified affordable housing projects

2015 ANNUAL REPORT            63

Part II

under PAM. Under PAM, the cost of the investment is amortized in each period in proportion to the tax credits and the tax benefits from tax losses received in that period to total benefits to be received over the life of the investment and allows the amortization of the investment and the tax benefits to be recorded in income taxes on the consolidated statements of income. The Company adopted this ASU retrospectively and applied this guidance to all prior periods presented in the comparative financial statements. The adoption of this ASU changes the timing of the benefit realized in net income, but does not change the cumulative total benefit to net income over the life of the investments.

The following tables set forth the affected financial statement line items that were adjusted compared to the financial results as originally reported as of December 31, 2014 and 2013:

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AFFECTED LINE ITEMS ADJUSTED FOR ASU NO. 2014-01

	Years ended December 31,
	2014		2013
(Dollars in millions—except per share data)	Adjusted	As Originally Reported	Adjusted	As Originally Reported
Net investment income	$617.2	$600.9	$643.5	$629.9
Income before income taxes	305.1	286.9	329.5	313.0
Income taxes	94.8	67.6	103.9	84.5
Net income	210.3	219.3	225.6	228.5
Net income per common share:
Basic	$4.89	$5.10	$5.10	$5.16
Diluted	4.84	5.05	5.07	5.13

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AFFECTED LINE ITEMS ADJUSTED FOR ASU NO. 2014-01

	December 31, 2014
(In millions)	Adjusted	As Originally Reported
A S S E T S

Other invested assets	$301.6	$320.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Deferred tax liabilities, net	$60.0	$63.1
Retained earnings	2,036.0	2,052.2

STANCORP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AFFECTED LINE ITEMS ADJUSTED FOR ASU NO. 2014-01

	Years ended December 31,
	2014		2013
(In millions)	Adjusted	As Originally Reported	Adjusted	As Originally Reported
Operating:
Net income	$210.3	$219.3	$225.6	$228.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.1	115.4	135.9	112.9
Deferred income taxes	10.4	10.7	10.1	13.4
Other, net	(36.3)	(17.8)	(43.3)	(29.4)

The consolidated financial statements include StanCorp and its subsidiaries. Intercompany balances and transactions have been eliminated on a consolidated basis.

            64            STANCORP FINANCIAL GROUP, INC.

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

If it is determined an other-than-temporary impairment (“OTTI”) exists and the Company does not have the intent to sell the security and determines that it is not more likely than not that it will be required to sell the security, the Company separates the OTTI of fixed maturity securities into an OTTI related to credit loss and an OTTI related to noncredit loss. The OTTI related to credit loss represents the portion of losses equal to the difference between the present value of expected cash flows, discounted using the pre-impairment yields, and the amortized cost basis. All other changes in value represent the OTTI related to noncredit loss. The OTTI related to credit loss is recognized in earnings in the current period, while the OTTI related to noncredit loss is deemed recoverable and is recognized in other comprehensive income (loss). The cost basis of the fixed maturity security is permanently adjusted to reflect the credit loss. Once an impairment has been recorded, the Company continues to review the OTTI securities for further potential impairment.

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

Interest Income

The Company recognizes interest income and prepayment fess when earned in investment income. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.

Commercial Mortgage Loans

Commercial mortgage loans are stated at amortized cost less a loan loss allowance for probable uncollectible amounts. The commercial mortgage loan loss allowance is estimated based on evaluating known and inherent risks in the loan portfolio and consists of a general and a specific loan loss allowance.

2015 ANNUAL REPORT            65

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

Real estate investments are recorded at the lower of cost or net realizable value. The Company generally depreciates real estate investments using the straight-line depreciation method with useful lives varying from 30 to 40 years.

The Company records impairments when it is determined that the decline in fair value of an investment below its carrying value is other than temporary. The impairment is recorded to net capital losses, and the carrying value of the investment is adjusted to reflect the impairment. There were no impairments recorded on real estate investments for 2015, 2014 or 2013.

Real Estate Owned is initially recorded at net realizable value, which includes an estimate for disposal costs. This amount may be adjusted in a subsequent period as additional information is received. Real Estate Owned is initially considered an investment held for sale and is expected to be sold within one year from acquisition. For any real estate expected to be sold, an impairment is recorded if the Company does not expect the investment to recover its carrying value prior to the expected date of sale. Once an impairment has been recorded, the Company continues to review the investment for further potential impairment. Impairments recorded on Real Estate Owned were $2.2 million, $5.2 million and $8.7 million for 2015, 2014 and 2013, respectively.

Total real estate was $25.4 million and $37.0 million at December 31, 2015 and 2014, respectively. Accumulated depreciation for real estate totaled $13.6 million and $12.0 million at December 31, 2015 and 2014, respectively.

            66            STANCORP FINANCIAL GROUP, INC.

Other Invested Assets

Other invested assets include tax-advantaged investments, derivative financial instruments, policy loans and common stock. Valuation adjustments for these investments are recognized using the specific identification method.

Tax-advantaged Investments

The Company’s tax-advantaged investments are structured as limited partnerships. The Company has purchased tax-advantaged investments opportunistically due to the higher risk-adjusted returns. The primary sources of investment return are tax credits and the tax benefits from tax losses.

Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting. Under the equity method of accounting, tax credits received from these investments are reported in the consolidated statements of income as a reduction of income taxes. The Company’s share of the operating losses of the limited partnerships decreases the carrying value of the investments and is reported as a component of net investment income.

The Company performs an impairment analysis at least quarterly for all tax-advantaged investments. If the net present value of expected future cash flows of a tax-advantaged investment is less than the current book value of the investment, the Company evaluates whether a decline in value is other than temporary. If it is determined an OTTI exists, the investment is written down to the net present value of expected future cash flows and the OTTI is recognized as a capital loss in the period in which it was determined to be impaired.

Derivative Instruments

The Company uses derivative financial instruments to mitigate business risks including interest rate risk exposure. The Company has the following derivatives: interest rate swaps, index-based interest guarantees embedded in indexed annuities (“index-based interest guarantees”) and Standard & Poor’s (“S&P”) 500 Index call spread options (“S&P 500 Index options”).

The Company uses interest rate swaps to reduce the risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, to protect against variability in future cash flows, and to protect the value of investments held on the consolidated balance sheets. These interest rate swaps are designed to qualify for hedge accounting as cash flow and fair value hedges. Valuations for interest rate swaps are sensitive to changes in the interest rate environment. Interest rate swaps are recognized as either other invested assets or other liabilities and are reported at fair value. To qualify for hedge accounting, the Company documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a cash flow hedge or a fair value hedge at the inception of the hedging transaction. Included in this documentation is a description of how the interest rate swap is expected to hedge the designated risk related to specific assets or liabilities and a description of the method that will be used to retrospectively and prospectively assess the hedge effectiveness, the method that will be used to measure ineffectiveness and how ineffectiveness will be recorded.

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

If the Company disposes of a hedged item, the Company will terminate the related interest rate swap and recognize a capital gain or loss on termination.

In the consolidated balance sheets, the Company offsets fair value amounts recognized for interest rate swaps. See “Note 11—Derivative Financial Instruments.”

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

2015 ANNUAL REPORT            67

Part II

Policy Loans

Policy loans are stated at their aggregate unpaid principal balances and are secured by policy cash values.

Common Stock

In the second quarter of 2015, the Federal Home Loan Bank (“FHLB”) of Seattle completed its merger with the FHLB of Des Moines. The merger has not had a material effect on the Company’s business, financial position, results of operations, cash flows or existing funding agreements with the FHLB, and is not anticipated to impact the Company’s utilization of the FHLB program or its products in the future. At December 31, 2015, Standard owned $20.9 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. The FHLB of Des Moines common stock is carried at par value and accounted for under the cost method. The Company periodically evaluates FHLB of Des Moines common stock for OTTI. The Company’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The Company did not record OTTI related to the FHLB of Des Moines common stock for 2015. The Company did not record OTTI related to the FHLB of Seattle common stock for 2014.

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

The Company’s individual deferred annuities and group annuity products are classified as investment contracts. DAC related to these products is amortized over the life of related policies in proportion to expected gross profits. For the Company’s individual deferred annuities, DAC is generally amortized over 30 years with approximately 53% and 93% expected to be amortized by years 5 and 15, respectively. DAC for group annuity products is amortized over 10 years with approximately 73% expected to be amortized by year 5.

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

            68            STANCORP FINANCIAL GROUP, INC.

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

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an individual disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of approximately 4.3 years and will be fully amortized by the end of 2022. The marketing agreement accompanied the Minnesota Life transaction and provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023.

Property and Equipment, Net

The following table sets forth the major classifications of the Company’s property and equipment and accumulated depreciation:

		December 31,
(In millions)		2015	2014

Home office properties	$	133.2	$139.4
Office furniture and equipment		45.8	48.6
Capitalized software		190.1	173.0
Leasehold improvements		15.7	14.9

Property and equipment, gross		384.8	375.9
Less: accumulated depreciation		295.6	296.6

Property and equipment, net	$	89.2	$79.3

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives with a half-year convention. The estimated useful lives are generally 40 years for properties, range from three to ten years for equipment and range from three to five years for capitalized software. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the life of the lease. Depreciation expense for 2015, 2014 and 2013 was $15.6 million, $17.8 million and $19.9 million, respectively. The Company reviews property and equipment for impairment when circumstances or events indicate the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Non-affiliated tenants leased 39.0%, 34.2% and 33.8% of the corporate headquarters in Portland, Oregon at December 31, 2015, 2014 and 2013, respectively. Income from the leases is included in net investment income.

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

2015 ANNUAL REPORT            69

Part II

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

Other Policyholder Funds

Other policyholder funds are liabilities for investment-type contracts and are based on the policy account balances including accumulated interest. Other policyholder funds also include amounts related to advanced premiums of $185.6 million and $188.3 million at December 31, 2015 and 2014, respectively, and premiums on deposit and experience rated liabilities totaling $182.7 million and $187.0 million at December 31, 2015 and 2014, respectively.

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

Other Comprehensive Income

Other comprehensive income includes changes in unrealized capital gains and losses on fixed maturity securities, net of the related tax effects, changes in unrealized prior service costs and credits and net gains and losses associated with the Company’s employee benefit plans, net of the related tax effects and unrealized gains and losses on cash flow hedges, net of the related tax effects.

            70            STANCORP FINANCIAL GROUP, INC.

Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The main objective of ASU No. 2014-09 is to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU does not apply to insurance contracts, financial instruments, and various other topics within the FASB Accounting Standards Codification. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 for annual reporting periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company’s revenue is primarily from insurance contracts and financial instruments; therefore, the Company does not expect this ASU to have a material effect on its financial position, results of operations or cash flows.

ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items. The main objective of ASU No. 2015-01 is to eliminate from GAAP the concept of extraordinary items, however; the requirement to disclose unusual and infrequent items still exists. Under this guidance, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU affects the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.

ASU No. 2015-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2015. Early adoption is permitted if guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this ASU to have a material effect on its financial position, results of operations or cash flows.

ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The main objective of ASU No. 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs be considered a direct reduction in the carrying value of the debt liability for presentation purposes. Amortization of debt issuance costs will be reported as interest expense.

ASU No. 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. As of December 31, 2015, the Company had $3.5 million in debt issuance costs. The Company does not expect this ASU to have a material effect on its financial position, results of operations or cash flows.

ASU No. 2015-09, Insurance—Disclosures about Short-Duration Contracts

In June 2015, the FASB issued ASU No. 2015-09, Disclosures about Short-Duration Contracts. The main objective of ASU No. 2015-09 is to develop targeted improvements to disclosures about short-duration insurance contracts. Under this guidance, insurance entities are required to disclose aggregated or disaggregated information on frequency and severity of claims, discounting, and include incurred and paid claims development tables.

ASU No. 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating this ASU for applicability and additional disclosures. The Company does not expect this ASU to have a material effect on its financial position, results of operations or cash flows.

ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of ASU No. 2016-01 is to develop targeted improvements to the reporting model for financial instruments. Under this guidance, entities will be required to recognize changes in fair value in net income for equity investments measured at fair value, amend disclosures for fair value of financial instruments, evaluate the need for valuation allowance on a deferred tax asset related to available-for-sale securities in combination with other deferred tax assets, and simplify the impairment assessment of equity investments.

ASU No. 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is only permitted if the entity presents separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating this ASU for applicability and additional disclosures. The Company does not expect this ASU to have a material effect on its financial position, results of operations or cash flows.

2015 ANNUAL REPORT            71

Part II

ASU No. 2016-02, Leases (Topic 840)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main objective of ASU No. 2016-02 is to provide a new comprehensive model for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.

ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and interim reporting periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating this ASU for applicability and additional disclosures. The Company does not expect this ASU to have a material effect on its financial position, results of operations or cash flows.

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

The following table sets forth the calculation of net income per basic and diluted weighted-average common shares outstanding:

	Years ended December 31,
(Dollars in millions—except per share data)	2015	2014	2013
Net income	$214.5	$210.3	$225.6

Basic weighted-average common shares outstanding	42,279,388	43,018,215	44,243,364
Stock options	527,226	342,791	194,978
Stock awards	94,779	94,130	89,063

Diluted weighted-average common shares outstanding	42,901,393	43,455,136	44,527,405

Net income per common share:
Basic	$5.07	$4.89	$5.10
Diluted	5.00	4.84	5.07

Antidilutive shares not included in net income per diluted common share calculation	---	50,236	292,750

3.	SHARE-BASED COMPENSATION

The Company has two active share-based compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”). The 2002 Plan authorizes the Board of Directors to grant incentive or non-statutory stock options and stock awards to eligible employees and certain specified parties. The Company’s ESPP allows eligible employees to purchase StanCorp common stock at a discount. Of the 7,000,000 shares of common stock authorized for the 2002 Plan, 2,567,220 shares or options for shares remain available for grant at December 31, 2015. Of the 3,500,000 shares authorized for the ESPP, 1,336,257 shares remain available for issuance at December 31, 2015.

The following table sets forth the total compensation cost and related income tax benefit under the Company’s share-based compensation plans:

	Years ended December 31,
(In millions)	2015	2014	2013
Compensation cost	$10.6	$8.1	$8.3
Related income tax benefit	3.7	2.8	2.9

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

            72            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth a summary of option activity and options outstanding and exercisable:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Total Intrinsic Value(1)
Outstanding, January 1, 2013	2,704,168	$42.17	4.5	$2,887,006
Granted	211,367	44.27
Exercised	(1,214,399)	41.37
Forfeited	(31,211)	47.13
Expired	(14,831)	40.34

Outstanding, December 31, 2013	1,655,094	43.02	5.6	38,455,709

Granted	151,060	64.18
Exercised	(261,208)	41.64
Forfeited	(4,218)	48.55
Expired	---	---

Outstanding, December 31, 2014	1,540,728	45.31	5.4	37,827,108

Granted	136,768	66.28
Exercised	(347,634)	44.30
Forfeited	(40,624)	54.71
Expired	---	---

Outstanding, December 31, 2015	1,289,238	$47.51	5.1	$85,901,827

Options outstanding and exercisable:
Vested or expected to be vested, December 31, 2015	1,277,152	$47.39	5.0	$84,913,544
Fully vested and exercisable, December 31, 2015	1,047,521	44.66	4.3	72,505,014

(1)	The intrinsic value of outstanding options can fluctuate significantly due to changes in the year end closing stock price from year to year.

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

The following table sets forth the weighted-average assumptions used to determine the fair value of option grants:

	Years ended December 31,
	2015	2014	2013
Dividend yield	1.96%	1.78%	2.25%
Expected stock price volatility	34.00	43.15	45.86
Risk-free interest rate	1.69	1.81	1.31
Expected option lives	6.0 years	6.0 years	6.2 years

The weighted-average grant date fair value of options granted was $18.78, $23.29 and $16.15 for 2015, 2014 and 2013, respectively.

2015 ANNUAL REPORT            73

Part II

The total intrinsic value of the options exercised was $17.9 million, $5.9 million and $14.4 million for 2015, 2014 and 2013, respectively. The amount that the Company received from the exercise of stock options was $15.4 million, $10.9 million and $50.2 million for 2015, 2014 and 2013, respectively. The related tax benefit derived from the tax deduction received by the Company for the difference between the market price of StanCorp common stock and the exercise price when the options were exercised was $3.3 million for 2015 and $3.6 million for both 2014 and 2013.

The compensation cost of stock options is recognized over the vesting period, which is also the period over which the grantee must provide services to the Company. At December 31, 2015, the total cost related to unvested option awards that had not yet been recognized in the financial statements was $4.4 million. This cost will be recognized over a remaining weighted-average vesting period of 2.3 years.

Stock Award Grants

The Company currently grants three types of stock awards: restricted stock unit awards (“RSUs”), performance-based stock awards (“Performance Shares”) and non-employee director stock awards (“Director Stock Grants”). Under the 2002 Plan, the Company had 1,023,843 shares available for issuance as stock award grants at December 31, 2015.

The following table sets forth a summary of the activity of RSU and Performance Shares outstanding:

	Restricted Stock Units			Performance Shares
	Activity	Weighted-Average Grant Date Fair Value		Activity	Weighted-Average Grant Date Fair Value
Unvested balance, January 1, 2013	---	$	---	296,796	$43.14
Granted	59,823			129,172
Vested	---			(13,964)
Forfeited	(3,057)			(114,722)

Unvested balance, December 31, 2013	56,766		38.56	297,282	40.34

Granted	48,294			77,634
Vested	---			(54,076)
Forfeited	(685)			(118,968)

Unvested balance, December 31, 2014	104,375		63.54	201,872	48.41

Granted	50,555			97,512
Vested	(50,489)			(87,110)
Forfeited	(12,400)			(48,768)

Unvested balance, December 31, 2015	92,041		66.24	163,506	65.01

RSUs

The Company grants annual RSUs to officers and senior officers of the Company. RSUs typically cliff vest three years from the grant date. The actual number of shares issued is based on continued employment with a portion of shares withheld to cover required tax withholding.

The Company granted 50,555, 48,294 and 59,823 RSUs for 2015, 2014 and 2013, respectively. The fair value of the RSUs is determined based on the closing market price of StanCorp common stock on the grant date.

The Company issued 27,675 shares of StanCorp common stock awards for 2015 related to the vesting of the RSUs. The Company did not issue shares for 2014 and 2013.

The compensation cost of RSUs is recognized over the vesting period, which is the period over which the grantee must provide services to the Company. At December 31, 2015, the total compensation cost related to unvested RSUs that had not yet been recognized in the financial statements was $3.5 million. This cost will be recognized over a remaining weighted-average vesting period of 1.7 years.

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

            74            STANCORP FINANCIAL GROUP, INC.

The Company granted 97,512, 77,634 and 129,172 Performance Shares for 2015, 2014 and 2013, respectively.

The Company issued 52,100 and 8,846 shares of StanCorp common stock awards for 2015 and 2014, respectively. Due to timing of when performance shares vested, the Company did not issue shares for 2013.

The fair value of Performance Shares is based on the closing market price of StanCorp common stock on the grant date.

The compensation cost of Performance Shares is based on an estimate of the number of shares that will be earned and cost is recognized over the vesting period. The cost the Company will ultimately recognize as a result of these stock awards is dependent on the Company’s financial performance. Assuming that the maximum performance is achieved for each performance goal, $8.1 million in additional compensation cost would be recognized through 2017. Assuming that the target performance is achieved, this cost would be recognized over a remaining weighted-average vesting period of 1.6 years. The target payout is 50% of the maximum performance shares. Assuming that the target performance is achieved for each performance goal, $2.7 million in additional compensation cost would be recognized through 2017.

Director Stock Grants

Each non-employee director receives annual stock grants with fair value equal to $100,000 based on the closing market price of StanCorp common stock on the day of the annual shareholder meeting. The stock grants generally vest after one year.

The Company issued 15,007, 17,294 and 20,099 shares of StanCorp common stock for 2015, 2014 and 2013, respectively, related to the vesting of the annual Director stock grant for 2014, 2013 and 2012. The weighted-average fair value per share for the shares issued was $62.46, $45.74 and $44.12 for the same periods, respectively.

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

The following table sets forth the assumptions used to determine the fair value of the ESPP embedded option:

Years ended December 31,
	2015	2014	2013
Dividend yield	1.14-2.05%	1.80-1.84%	1.69-2.44%
Expected stock price volatility	20.15-57.33	21.78-22.40	17.43-17.58
Risk-free interest rate	0.04-0.15	0.03-0.06	0.07-0.11
Expected option lives	0.5 years	0.5 years	0.5 years

The following table sets forth the fair value per share, compensation cost and related income tax benefit under the Company’s ESPP:

	Years ended December 31,
(Dollars in millions—except per share data)	2015	2014	2013
Weighted-average grant date fair value per share for ESPP offerings	$11.42	$6.52	$4.16
Compensation cost	0.4	0.3	0.3
Related income tax benefit	0.1	0.1	0.1

On July 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Meiji Yasuda Life Insurance Company (“Meiji Yasuda”) and MYL Investments (Delaware) Inc., a Delaware corporation and wholly-owned subsidiary of Meiji Yasuda (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda. For information about the impact the Merger with Meiji Yasuda will have on share-based compensation, see “Note 22—Proposed Merger with Meiji Yasuda—Treatment of Equity Incentive Awards.”

2015 ANNUAL REPORT            75

Part II

4.	RETIREMENT BENEFITS

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

The following table sets forth a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of plan assets and the funded status:

	Years ended December 31,
(In millions)	2015	2014	2013

Change in projected benefit obligation:
Projected benefit obligation at beginning of the year	$(511.0)	$(408.4)	$(418.5)
Service cost	(11.3)	(8.4)	(10.2)
Interest cost	(20.4)	(19.3)	(16.7)
Actuarial gain (loss)	31.9	(87.1)	26.0
Benefits paid	12.8	12.2	11.0

Projected benefit obligation at end of the year	(498.0)	(511.0)	(408.4)

Change in fair value of plan assets:
Fair value of plan assets at beginning of the year	471.9	440.4	386.0
Actual return on plan assets	12.7	28.8	65.4
Employer contributions	---	15.0	---
Benefits paid and estimated expenses	(12.9)	(12.3)	(11.0)

Fair value of plan assets at end of the year	471.7	471.9	440.4

Funded status at end of the year	$(26.3)	$(39.1)	$32.0

The following table sets forth the projected and accumulated benefit obligations and the fair value of the plan assets for the pension plans:

	December 31,
(In millions)	2015	2014	2013

Projected benefit obligation	$498.0	$511.0	$408.4
Accumulated benefit obligation	456.9	471.9	374.2
Fair value of plan assets	471.7	471.9	440.4

The Company recognizes as a component of accumulated other comprehensive loss (income), net of tax, the actuarial gains or losses, prior service costs or credits, and transition assets that have not yet been recognized as components of net periodic benefit cost.

The following table sets forth the amounts recognized in accumulated other comprehensive loss:

	Years ended December 31,
(In millions)	2015	2014	2013
Net loss	$77.9	$90.6	$31.4
Prior service cost	1.3	1.9	2.3

Total recognized in accumulated other comprehensive loss:	$79.2	$92.5	$33.7

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2016 are $5.3 million and $0.6 million net of tax, respectively.

            76            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the components of net periodic benefit (credit) cost, other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, and assumptions used in the measurement of the net periodic benefit cost and the benefit obligations:

	Years ended December 31,

(Dollars in millions)	2015	2014	2013

Components of net periodic benefit cost (credit):
Service cost	$11.4	$8.5	$10.3
Interest cost	20.4	19.3	16.7
Expected return on plan assets	(35.9)	(33.4)	(29.3)
Amortization of prior service cost	1.0	0.6	0.6
Amortization of net actuarial loss	10.9	0.7	9.9

Net periodic benefit cost (credit)	7.8	(4.3)	8.2

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net (gain) loss	(8.6)	91.8	(62.2)
Amortization of prior service cost	(1.0)	(0.7)	(0.6)
Amortization of net actuarial loss	(10.9)	(0.7)	(9.9)

Total recognized in other comprehensive (income) loss	(20.5)	90.4	(72.7)

Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$(12.7)	$86.1	$(64.5)

Weighted-average assumptions:
Assumptions used for net periodic benefit (credit) cost:
Discount rate	4.00%	4.75%	4.00%
Expected return on plan assets	7.71	7.71	7.70
Rate of compensation increase	3.00	3.50	3.00

Assumptions used to determine benefit obligations:
Discount rate	4.50%	4.00%	4.75%
Rate of compensation increase	3.25	3.00	3.50

The long run rate of return for the employee pension plan portfolio is derived by calculating the average return for the portfolio monthly, from 1971 to the present, using the average mutual fund manager returns in each asset category, weighted by the target allocation to each category.

The Company made contributions to the employee pension plan of $15.0 million in 2014. The Company did not make any contributions to the employee pension plan in 2015 and 2013. The Company is not obligated to make any contributions to its pension plans for 2016. In addition, no plan assets are expected to be returned to the Company in 2016.

The following table sets forth the expected benefit payments for the Company’s pension plans:

(In millions)	Amount

2016	$14.4
2017	15.7
2018	16.8
2019	18.0
2020	19.4
2021-2025	120.2

The investment goal of the employee pension plan is to produce long-run portfolio returns that are consistent with reasonable contribution rates and a well-funded plan. To manage the overall risk of the portfolio, the portfolio is reviewed quarterly and rebalanced as necessary to keep the allocation of debt and equity securities within target allocation tolerance levels. The equity securities include pooled separate account funds comprised of large cap growth, large cap blend, large cap value, mid cap blend and foreign mutual funds and are diversified across investment strategies. The employee pension plan held no StanCorp equity securities as plan assets at December 31, 2015 and 2014. The plan invests in a stable asset fund comprised of debt securities included in the

2015 ANNUAL REPORT            77

Part II

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

The investment goal of the agent pension plan is to invest in stable value assets in order to maintain its funded status.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the pension plans:

	December 31,
	2015	2015	2014
	Target	Actual	Actual
Asset Category:
Equity securities	50.0%	50.0%	50.3%
Debt securities	50.0	50.0	49.7

Total	100.0%	100.0%	100.0%

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

The following tables set forth the estimated fair values of pension plan assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2015

(In millions)	Total	Level 1	Level 2		Level 3

Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$51.4	$51.4	$	---	$	---
Large cap blend	73.2	73.2		---		---
Large cap value	22.9	22.9		---		---
Mid cap blend	68.1	68.1		---		---
Foreign	20.4	20.4		---		---

Total pooled separate account funds	236.0	236.0		---		---

Debt securities:
Stable asset fund	235.7	---		235.7		---

Total	$471.7	$236.0		$235.7	$	---

            78            STANCORP FINANCIAL GROUP, INC.

	December 31, 2014

(In millions)	Total	Level 1	Level 2		Level 3

Assets:
Equity securities:
Pooled separate account funds:
Large cap growth	$47.3	$47.3	$	---	$	---
Large cap blend	74.0	74.0		---		---
Large cap value	24.2	24.2		---		---
Mid cap blend	71.5	71.5		---		---
Foreign	20.3	20.3		---		---

Total pooled separate account funds	237.3	237.3		---		---

Debt securities:
Stable asset fund	234.6	---		234.6		---

Total	$471.9	$237.3		$234.6	$	---

There were no transfers into or from Level 1, 2 or 3 for 2015 and 2014.

As a result of inputs used during the current period to estimate the fair value of the stable asset fund, Plan management has categorized the stable asset fund as having Level 2 inputs at December 31, 2015. The valuation methods may produce fair value calculations that may not be indicative of net realizable values or reflective of future fair values. See “Note 9—Fair Value” for further disclosure on valuation methods. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Deferred Compensation Plans

Eligible employees are covered by a qualified deferred compensation plan sponsored by Standard under which a portion of the employee contribution is matched. Employees not eligible for the employee pension plan are eligible for an additional non-elective employer contribution. Contributions to the plan for 2015, 2014 and 2013 were $11.9 million, $10.7 million and $9.9 million, respectively.

Eligible executive officers, directors, agents and group producers may participate in one of several non-qualified deferred compensation plans under which a portion of the deferred compensation for participating executive officers, agents and group producers is matched. The liability for the plans was $13.3 million and $12.6 million at December 31, 2015 and 2014, respectively.

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

2015 ANNUAL REPORT            79

Part II

The following table sets forth a reconciliation of the changes in the postretirement benefit plan’s accumulated postretirement benefit obligation, fair value of plan assets and the funded status:

	Years ended December 31,

(In millions)	2015	2014	2013

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$(24.7)	$(17.6)	$(23.9)
Interest cost	(1.0)	(0.8)	(1.1)
Plan amendments	---	---	0.8
Actuarial gain (loss)	0.8	(7.3)	5.2
Benefits paid	1.2	1.0	1.4

Accumulated postretirement benefit obligation at end of the year	(23.7)	(24.7)	(17.6)

Change in fair value of postretirement plan assets:
Fair value of plan assets at beginning of the year	21.2	19.3	21.6
Actual return on plan assets	0.1	2.0	(1.6)
Employer contributions	0.9	0.9	0.7
Benefits paid and estimated expenses	(1.2)	(1.0)	(1.4)

Fair value of plan assets at end of the year	21.0	21.2	19.3

Funded status at end of the year	$(2.7)	$(3.5)	$1.7

The gains and losses, and prior service costs or credits excluded from the projected postretirement benefit obligation are recognized as a component of accumulated other comprehensive loss (income), net of tax.

The following table sets forth the amounts recognized in accumulated other comprehensive loss (income):

	Years ended December 31,

(In millions)	2015	2014	2013

Net loss (gain)	$2.8	$2.9	$(1.0)

Total recognized in accumulated other comprehensive loss (income)	$2.8	$2.9	$(1.0)

In 2016, no estimated prior service credit or net loss (gain) for the postretirement benefit plan will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost. The projected discounted cash flow obligation for the postretirement benefit plan was $23.7 million and $24.7 million at December 31, 2015 and 2014, respectively.

The following table sets forth the assumed health care cost trend rates for next year:

	Years ended December 31,
	2015	2014

Medical	6.70%	6.90%
Prescriptions	6.90	7.20
HMO (Blended)	5.50	5.70
Rate to which the cost trend is assumed to decline (the ultimate trend rate)*	4.50	4.50

*	Year that the rate reaches the ultimate trend is 2028.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	2.9	(2.3)

            80            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the components of net periodic benefit cost (credit), other changes in plan assets and benefit obligations recognized in other comprehensive loss (income), and assumptions used in the measurement of the postretirement net periodic benefit (credit) cost and the postretirement benefit obligations:

	Years ended December 31,
(Dollars in millions)	2015	2014	2013

Components of net periodic benefit cost (credit):
Interest cost	$1.0	$0.8	$1.0
Expected return on plan assets	(0.9)	(0.8)	(0.8)
Amortization of prior service cost	---	---	(26.3)
Amortization of net actuarial loss	0.1	---	5.7
Net periodic benefit cost (credit)	0.2	---	(20.4)
Other changes in plan assets and benefit obligation recognized in other comprehensive loss (income):
Net loss (gain)	0.1	(5.9)	(3.3)
Amortization of prior service credit	---	---	26.3
Amortization of net actuarial loss	(0.1)	---	(5.8)
Total recognized in other comprehensive (income) loss	---	(5.9)	17.2
Total recognized in net periodic benefit (credit) cost and other comprehensive loss (income)	$0.2	$(5.9)	$(3.2)
Weighted-average assumptions:
Assumptions used for net periodic benefit (credit) cost:
Discount rate	4.10%	4.80%	4.00%
Expected return on plan assets	4.20	4.20	4.20

Assumptions used to determine benefit obligations:
Discount rate	4.60%	4.10%	4.80%

For the postretirement benefit plan, the expected long-term rate of return on assets was developed by considering the historical returns and the future expectations for returns, as well as the target asset allocation. Assumptions for rate of compensation increase were not applicable in determining benefit obligations or net periodic benefit costs for 2015, 2014 and 2013 due to the curtailment of group term life insurance benefit as of December 31, 2011.

The Company contributed $0.5 million, $0.5 million and $0.4 million to fund the postretirement benefit plan in 2015, 2014 and 2013, respectively. The Company expects to make contributions of $0.7 million to its postretirement benefit plan in 2016. No plan assets are expected to be returned to the Company in 2016.

The following table sets forth the expected benefit payments for the Company’s postretirement benefit plan:

(In millions)	Amount

2016	$1.4
2017	1.4
2018	1.4
2019	1.2
2020	1.2
2021-2025	6.0

2015 ANNUAL REPORT            81

Part II

The investment goal of the postretirement plan is to produce a steady return on plan assets to maintain its funded status. To achieve this goal, the Company’s postretirement benefit plan assets are comprised primarily of municipal bonds and cash and cash equivalents.

The following table sets forth the Company’s target and actual weighted-average asset allocations for the postretirement medical plan:

	Years ended December 31,
	2015	2015	2014
	Target	Actual	Actual

Asset category:
Debt securities	95.0%	95.4%	96.7%
Cash and cash equivalents	5.0	4.6	3.3

Total	100.0%	100.0%	100.0%

Postretirement benefit plan assets are recorded at fair value and are disclosed below using a three-level hierarchy. See “Note 9—Fair Value” for additional fair value information. As there was not an active market for the Company’s municipal and corporate bond holdings at December 31, 2015, the municipal and corporate bonds were valued using Level 2 measurements.

The following tables set forth the estimated fair values of assets measured and recorded at fair value on a recurring basis:

	December 31, 2015

(In millions)	Total	Level 1		Level 2	Level 3

Assets:
Debt securities:
Municipal bonds	$18.1	$	---	$18.1	$	---
Corporate bonds	1.9		---	1.9		---
Cash and cash equivalents	1.0		1.0	---		---

Total	$21.0		$1.0	$20.0	$	---

	December 31, 2014

(In millions)	Total	Level 1		Level 2	Level 3

Assets:
Debt securities:
Municipal bonds	$17.9	$	---	$17.9	$	---
Corporate bond	2.6		---	2.6		---
Cash and cash equivalents	0.7		0.7	---		---

Total	$21.2		$0.7	$20.5	$	---

Non-Qualified Supplemental Retirement Plan

Eligible executive officers are covered by a non-qualified supplemental retirement plan (“non-qualified plan”). Under the non-qualified plan, a participant is entitled to a normal retirement benefit once the participant reaches age 65. A participant can also receive a normal, unreduced retirement benefit once the sum of his or her age plus years of service is at least 90. The Company recognizes the unfunded status of the non-qualified plan in other liabilities on the consolidated balance sheets. The unfunded status was $45.7 million and $42.8 million at December 31, 2015 and 2014, respectively. Expenses were $5.2 million, $3.9 million and $3.1 million for 2015, 2014 and 2013, respectively. The net loss and prior service cost, net of tax, excluded from the net periodic benefit cost and reported as a component of accumulated other comprehensive income were $11.0 million, $11.7 million and $5.7 million at December 31, 2015, 2014 and 2013, respectively.

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

            82            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth intersegment revenues:

	Years ended December 31,

(In millions)	2015	2014	2013

Intersegment administrative fees	$20.0	$19.3	$18.6

2015 ANNUAL REPORT            83

Part II

The following table sets forth premiums, administrative fees and net investment income by major product line or category within each of the Company’s segments:

	Years ended December 31,

(In millions)	2015	2014	2013

Premiums:
Insurance Services:
Group life and AD&D	$844.6	$808.6	$849.7
Group long term disability	783.3	753.8	783.0
Group short term disability	249.0	219.0	229.0
Group other	86.0	79.0	78.3
Experience rated refunds	(14.4)	(17.6)	(13.1)

Total Employee Benefits	1,948.5	1,842.8	1,926.9
Individual Disability	206.9	199.1	190.5

Total Insurance Services premiums	2,155.4	2,041.9	2,117.4

Asset Management:
Retirement plans	2.4	1.7	2.2
Individual annuities	6.7	8.8	4.7

Total Asset Management premiums	9.1	10.5	6.9

Total premiums	$2,164.5	$2,052.4	$2,124.3

Administrative fees:
Insurance Services:
Employee Benefits	$16.8	$16.5	$15.1
Individual Disability	0.2	0.2	0.2

Total Insurance Services administrative fees	17.0	16.7	15.3

Asset Management:
Retirement plans	102.3	99.7	93.3
Other financial services businesses	31.9	33.7	31.6

Total Asset Management administrative fees	134.2	133.4	124.9

Other administrative fees	(20.0)	(19.3)	(18.6)

Total administrative fees	$131.2	$130.8	$121.6

Net investment income:
Insurance Services:
Employee Benefits	$259.5	$261.1	$278.5
Individual Disability	55.0	53.1	53.7

Total Insurance Services net investment income	314.5	314.2	332.2

Asset Management:
Retirement plans	124.1	113.2	103.2
Individual annuities	142.1	155.9	177.2
Other financial services businesses	25.0	14.2	12.8

Total Asset Management net investment income	291.2	283.3	293.2

Other net investment income	21.4	19.7	18.1

Total net investment income	$627.1	$617.2	$643.5

            84            STANCORP FINANCIAL GROUP, INC.

The following tables set forth select segment information:

	Year ended December 31, 2015

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,948.5	$206.9	$2,155.4	$9.1	$	---	$2,164.5
Administrative fees	16.8	0.2	17.0	134.2		(20.0)	131.2
Net investment income	259.5	55.0	314.5	291.2		21.4	627.1
Net capital losses	---	---	---	---		(20.4)	(20.4)

Total revenues	2,224.8	262.1	2,486.9	434.5		(19.0)	2,902.4

Benefits and expenses:
Benefits to policyholders	1,504.9	115.3	1,620.2	21.5		---	1,641.7
Interest credited	3.1	---	3.1	155.5		---	158.6
Operating expenses	348.6	30.5	379.1	125.6		5.8	510.5
Commissions and bonuses	144.4	50.2	194.6	42.9		---	237.5
Premium taxes	34.1	4.3	38.4	0.1		---	38.5
Interest expense	---	---	---	---		31.1	31.1
Net (increase) decrease in DAC, VOBA and other intangible assets	(5.6)	(11.2)	(16.8)	2.1		---	(14.7)

Total benefits and expenses	2,029.5	189.1	2,218.6	347.7		36.9	2,603.2

Income (loss) before income taxes	$195.3	$73.0	$268.3	$86.8		$(55.9)	$299.2

Total assets	$5,620.5	$2,377.2	$7,997.7	$14,268.0		$908.7	$23,174.4

	Year ended December 31, 2014

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,842.8	$199.1	$2,041.9	$10.5	$	---	$2,052.4
Administrative fees	16.5	0.2	16.7	133.4		(19.3)	130.8
Net investment income	261.1	53.1	314.2	283.3		19.7	617.2
Net capital losses	---	---	---	---		(12.1)	(12.1)

Total revenues	2,120.4	252.4	2,372.8	427.2		(11.7)	2,788.3

Benefits and expenses:
Benefits to policyholders	1,431.4	130.0	1,561.4	20.8		---	1,582.2
Interest credited	2.6	---	2.6	162.0		---	164.6
Operating expenses	321.4	27.8	349.2	122.7		(1.3)	470.6
Commissions and bonuses	122.6	48.0	170.6	36.6		---	207.2
Premium taxes	27.9	3.6	31.5	---		---	31.5
Interest expense	---	---	---	---		31.8	31.8
Net (increase) decrease in DAC, VOBA and other intangible assets	(1.0)	(10.9)	(11.9)	7.2		---	(4.7)

Total benefits and expenses	1,904.9	198.5	2,103.4	349.3		30.5	2,483.2

Income (loss) before income taxes	$215.5	$53.9	$269.4	$77.9		$(42.2)	$305.1

Total assets	$5,938.0	$2,398.1	$8,336.1	$14,025.6		$348.9	$22,710.6

2015 ANNUAL REPORT            85

Part II

	Year ended December 31, 2013

(In millions)	Employee Benefits	Individual Disability	Total Insurance Services	Asset Management	Other		Total

Revenues:
Premiums	$1,926.9	$190.5	$2,117.4	$6.9	$	---	$2,124.3
Administrative fees	15.1	0.2	15.3	124.9		(18.6)	121.6
Net investment income	278.5	53.7	332.2	293.2		18.1	643.5
Net capital losses	---	---	---	---		(12.8)	(12.8)

Total revenues	2,220.5	244.4	2,464.9	425.0		(13.3)	2,876.6

Benefits and expenses:
Benefits to policyholders	1,515.9	121.8	1,637.7	17.7		---	1,655.4
Interest credited	4.3	---	4.3	172.1		---	176.4
Operating expenses	313.3	26.7	340.0	116.5		(13.9)	442.6
Commissions and bonuses	126.7	47.5	174.2	33.7		---	207.9
Premium taxes	31.3	3.9	35.2	0.1		---	35.3
Interest expense	---	---	---	---		34.4	34.4
Net decrease (increase) in DAC, VOBA and other intangible assets	1.9	(12.4)	(10.5)	5.6		---	(4.9)

Total benefits and expenses	1,993.4	187.5	2,180.9	345.7		20.5	2,547.1

Income (loss) before income taxes	$227.1	$56.9	$284.0	$79.3		$(33.8)	$329.5

Total assets	$5,738.5	$2,342.8	$8,081.3	$12,777.1		$524.9	$21,383.3

6.	PARENT HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of StanCorp. The significant accounting policies used in preparing StanCorp’s financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company except that StanCorp’s subsidiaries are carried under the equity method.

The following table sets forth StanCorp’s condensed statements of income and comprehensive income:

	Years ended December 31,

(In millions)	2015	2014	2013

Revenues:
Net investment income	$13.9	$12.9	$13.2
Net capital gains (losses)	9.1	(0.8)	0.2

Total revenues	23.0	12.1	13.4

Expenses:
Interest expense	31.1	31.7	34.2
Operating expenses	9.0	0.5	0.9

Total expenses	40.1	32.2	35.1

Loss before income taxes and equity in net income of subsidiaries	(17.1)	(20.1)	(21.7)
Income tax benefit	(3.8)	(6.1)	(7.7)
Equity in net income of subsidiaries	227.8	224.3	239.6

Net income	214.5	210.3	225.6

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) from parent	12.9	(57.5)	47.0
Other comprehensive (loss) income from subsidiaries	(154.1)	37.1	(221.6)

Total other comprehensive loss, net of tax	(141.2)	(20.4)	(174.6)

Comprehensive income	$73.3	$189.9	$51.0

            86            STANCORP FINANCIAL GROUP, INC.

The following table sets forth StanCorp’s condensed balance sheets:

	December 31,
(In millions)	2015	2014

A S S E T S

Cash and cash equivalents	$267.8	$70.5
Investment in subsidiaries	2,152.6	2,301.7
Receivable from subsidiaries	---	0.9
Subordinated surplus note (“Surplus Note”) receivable from subsidiary	250.0	250.0
Other assets	59.0	77.9

Total assets	$2,729.4	$2,701.0

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Liabilities:
Long-term debt	$502.9	$502.9
Other liabilities	35.7	42.5

Total liabilities	538.6	545.4

Shareholders’ equity:
Total shareholders’ equity	2,190.8	2,155.6

Total liabilities and shareholders’ equity	$2,729.4	$2,701.0

The following table sets forth StanCorp’s condensed statements of cash flows:

	Years ended December 31,

(In millions)	2015	2014	2013

Operating:
Net income	$214.5	$210.3	$225.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(227.8)	(224.3)	(239.6)
Dividends received from consolidated subsidiaries	220.0	423.0	147.0
Changes in operating assets and liabilities	22.4	(13.4)	23.7

Net cash provided by operating activities	229.1	395.6	156.7

Investing:
Capital contributions to subsidiaries	---	(240.3)	(0.7)
Return of capital from subsidiaries	11.8	27.0	7.8
Receivables from subsidiaries, net	(1.4)	0.3	(0.3)
Investment securities and other	0.2	(2.8)	0.2

Net cash provided by (used in) investing activities	10.6	(215.8)	7.0

Financing:
Issuance and repurchase of common stock, net	17.0	(132.7)	(29.7)
Repayment of debt	---	(47.1)	---
Dividends paid on common stock	(59.4)	(54.7)	(48.5)

Net cash used in financing activities	(42.4)	(234.5)	(78.2)

Increase (decrease) in cash and cash equivalents	197.3	(54.7)	85.5
Cash and cash equivalents, beginning of year	70.5	125.2	39.7

Cash and cash equivalents, end of year	$267.8	$70.5	$125.2

2015 ANNUAL REPORT            87

Part II

7.	INCOME TAXES

The following table sets forth the provision for income taxes:

	Years ended December 31,

(In millions)	2015	2014	2013

Current	$35.5	$56.9	$71.1
Deferred	49.2	37.9	32.8

Total income tax provision	$84.7	$94.8	$103.9

The following table sets forth the reconciliation between taxes calculated as if the federal corporate tax rate of 35% was applied to income before income taxes and the recorded income tax provision:

	Years ended December 31,

(In millions)	2015	2014	2013

Tax at federal corporate rate of 35%	$104.7	$106.8	$115.3
(Decrease) increase in income tax provison resulting from:
Tax-advantaged investments and other tax credits	(19.5)	(12.5)	(11.0)
Dividends received deduction	(3.3)	(4.4)	(3.5)
State income taxes, net of federal benefit	(1.9)	2.2	1.3
Other	4.7	2.7	1.8

Total income tax provision	$84.7	$94.8	$103.9

The following table sets forth the amounts recorded in income taxes related to tax credits, the benefits from tax losses and the amortization of the tax-advantaged investments that qualify as affordable housing investments:

	December 31,
(In millions)	2015	2014	2013
Affordable housing tax credits	$33.4	$30.7	$23.3
Benefits from tax losses	7.6	5.4	8.8
Amortization of affordable housing investments	(29.8)	(27.5)	(22.7)

Total amounts recorded in income taxes	$11.2	$8.6	$9.4

The following table sets forth the tax effect of temporary differences that gave rise to significant portions of the net deferred tax liabilities:

	December 31,

(In millions)	2015	2014	2013

Policyholder liabilities	$11.6	$9.6	$1.2
Compensation and benefit plans	48.5	49.9	12.6
Loss carryforwards	19.2	46.6	49.7
Investments	35.7	33.5	48.4
Other	4.5	1.3	3.5

Total deferred tax assets	119.5	140.9	115.4
Less: valuation allowances	(2.3)	(9.5)	(9.5)

Net deferred tax assets	117.2	131.4	105.9

Net unrealized capital gains	36.5	116.8	95.7
Capitalized software	11.3	5.6	6.8
Deferred policy acquisition costs	71.3	67.0	63.5
Intangible assets	0.5	—	0.9
Other	2.1	2.0	0.9

Total deferred tax liabilities	121.7	191.4	167.8

Net deferred tax liabilities	$4.5	$60.0	$61.9

            88            STANCORP FINANCIAL GROUP, INC.

The Company is carrying forward net operating losses (“NOLs”) of $31.8 million that originated in StanCorp and certain subsidiaries. The losses will be used in future years to offset taxable income from those entities to the degree allowed by the Internal Revenue Code. If unutilized, these losses would expire between the years 2029 to 2032.

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

The Company is carrying forward a deferred tax asset of $11.4 million related to losses attributable to various states and municipalities. In some instances, state and local loss carryforwards are subject to a shorter expiration period than the 20-year federal period. Further, some losses originated in a subsidiary which has reduced its operations in the state where the loss was incurred. The Company believes that the benefit from certain state and local NOLs carryforwards will not be realized. As such, the Company has provided a valuation allowance of $2.3 million at December 31, 2015 on the deferred tax assets relating to these assets. If the Company’s assumptions change, the Company may be able to realize these NOLs. The state and local loss carryforwards expire at various dates through 2030.

As of December 31, 2015, the Company is subject to examination by the IRS for the years 2012 through 2015.

The Company did not have any material unrecognized tax benefits at December 31, 2015 and 2014. The Company records interest paid on income tax liabilities as interest expense and income tax penalties incurred as an operating expense. See “Note 1—Summary of Significant Accounting Policies—Income Taxes.”

8.	GOODWILL

Goodwill is related to Asset Management and totaled $36.0 million at both December 31, 2015 and 2014. Goodwill is not amortized and is tested at least annually for impairment. If indicators of impairment appear throughout the year, or in the event of material changes in circumstances, the test will be more frequent. The Company performs a step-one test and compares the carrying value of the tested assets with the fair value of the assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a market participant weighted-average cost of capital. The estimates the Company uses in the income approach are consistent with the plans and estimates that the Company uses to manage its operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. As the income approach more closely aligns with how the Company internally evaluates and manages its business, the Company weights the income approach more heavily than the market approach in determining the fair value of the assets. However, the Company performs testing to ensure that both models are providing reasonably consistent results. Additionally, the Company performs sensitivity analysis on the key input factors in these models to determine whether any input factor or combination of factors moving moderately in either direction would change the results of these tests. Through the performance of these tests, the Company determined the fair value of goodwill exceeded the carrying value, and concluded that it was not impaired as of December 31, 2015.

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

There are three types of valuation techniques used to measure assets and liabilities recorded at fair value:

•	The market approach uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	The income approach uses the present value of cash flows or earnings.
•	The cost approach, which uses replacement costs more readily adaptable for valuing physical assets.

The Company uses both the market and income approach in its fair value measurements. These measurements are discussed in more detail below.

2015 ANNUAL REPORT            89

Part II

The following tables set forth the carrying value and the estimated fair value of each financial instrument:

	December 31, 2015

(In millions)	Carrying Value	Fair Value	Level 1		Level 2		Level 3

Assets:
Fixed maturity securities:
Corporate bonds	$7,103.7	$7,103.7	$	---		$ 7,103.4	$0.3
U.S. government and agency bonds	221.1	221.1		---		221.1	---
U.S. state and political subdivision bonds	175.2	175.2		---		175.2	---
Foreign government bonds	76.6	76.6		---		76.6	---
Mortgage/asset-backed securities	248.3	248.3		---		220.5	27.8

Total fixed maturity securities	$7,824.9	$7,824.9	$	---		$ 7,796.8	$28.1

Commercial mortgage loans, net	$5,537.5	$5,747.9	$	---	$	---	$5,747.9
S&P 500 Index options	7.9	7.9		---		---	7.9
Interest rate swaps	2.0	2.0		---		2.0	---
Policy loans	1.9	1.9		---		---	1.9
Separate account assets	7,031.4	7,031.4		6,923.2		108.2	---
Liabilities:
Other policyholder funds, investment-type contracts	$6,496.5	$6,547.1	$	---	$	---	$6,547.1
Index-based interest guarantees	74.2	74.2		---		---	74.2
Short-term debt	1.1	1.2		---		1.2	---
Long-term debt	505.3	491.4		---		491.4	---

	December 31, 2014

(In millions)	Carrying Value	Fair Value	Level 1		Level 2		Level 3

Assets:
Fixed maturity securities:
Corporate bonds	$7,070.1	$7,070.1	$	---		$7,045.2	$24.9
U.S. government and agency bonds	258.6	258.6		---		258.6	---
U.S. state and political subdivision bonds	136.1	136.1		---		136.1	---
Foreign government bonds	64.9	64.9		---		64.9	---
Mortgage/asset-backed securities	244.0	244.0		---		179.9	64.1

Total fixed maturity securities	$7,773.7	$7,773.7	$	---		$7,684.7	$89.0

Commercial mortgage loans, net	$5,321.1	$6,021.5	$	---	$	---	$6,021.5
S&P 500 Index options	13.6	13.6		---		---	13.6
Policy loans	2.2	2.2		---		---	2.2
Separate account assets	7,179.8	7,179.8		7,066.4		113.4	---
Liabilities:
Other policyholder funds, investment-type contracts	$5,961.1	$6,232.5	$	---	$	---	$6,232.5
Index-based interest guarantees	77.0	77.0		---		---	77.0
Interest rate swaps	4.7	4.7		---		4.7	---
Short-term debt	1.1	1.5		---		1.5	---
Long-term debt	503.9	538.4		---		538.4	---

Financial Instruments Not Recorded at Fair Value

The Company did not elect to measure and record commercial mortgage loans, policy loans, other policyholders funds that are investment-type contracts, short-term debt, or long-term debt at fair value on the consolidated balance sheets.

For disclosure purposes, the fair values of commercial mortgage loans were estimated using a discounted cash flow valuation. The valuation includes both observable market inputs and estimated model parameters.

Significant observable inputs to the valuation include:

•	Pricing for loans originated by the Company during the most recent quarter.
•	U.S. Government treasury yields.

            90            STANCORP FINANCIAL GROUP, INC.

•	The contractual terms of nearly every mortgage loan subject to valuation.

Significant estimated parameters include:

•	The use of risk characteristics including stabilized debt coverage ratio and loan-to-value ratio.
•	Variations in valuation spread between loans based on individual risk characteristics.

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

The fair value for long-term debt was based on inputs including quoted market prices in an active market and trade activity.

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

Fixed maturity securities are comprised of the following classes:

•	Corporate bonds.
•	U.S. government and agency bonds.
•	U.S. state and political subdivision bonds.
•	Foreign government bonds.
•	Mortgage/asset-backed securities.

The fixed maturity securities are diversified across industries, issuers and maturities. The Company calculates fair values for all classes of fixed maturity securities using valuation techniques described below. They are placed into three levels depending on the valuation technique used to determine the fair value of the securities.

The Company uses independent pricing services to assist management in determining the fair value of these assets. The pricing services incorporate a variety of information observable in the market in their valuation techniques, including:

•	Reported trading prices.
•	Benchmark yields.
•	Broker-dealer quotes.
•	Benchmark securities.
•	Bids and offers.
•	Credit ratings.
•	Relative credit information.
•	Other reference data.

The pricing services also take into account perceived market movements and sector news, as well as a bond’s terms and conditions, including any features specific to that issue that may influence risk, and thus marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary.

The pricing services provide quoted market prices when available. Quoted prices are not always available due to bond market inactivity. The pricing services obtain a broker quote when sufficient information, such as security structure or other market information, is not available to produce a valuation. Valuations and quotes obtained from third-party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.

2015 ANNUAL REPORT            91

Part II

The significant unobservable inputs used in the fair value measurement of the reporting entity’s bonds are valuations and quotes received from analytical reviews and broker quotes. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the pricing evaluation is accompanied by a directionally similar change in the assumption used for the methodologies.

The Company performs control procedures over the external valuations at least quarterly through a combination of procedures that include an evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against statistics, trends and other pricing sources, back testing of sales activity and maintenance of a list of fixed maturity securities with characteristics that could indicate potential impairment. As necessary, the Company compares prices received from the pricing services to prices independently estimated by the Company utilizing discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2015 or December 31, 2014.

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

The Company calculates the fair value for its S&P 500 Index options using the Black-Scholes option pricing model and parameters derived from market sources. The Company’s valuations maximize the use of observable inputs, which include direct price quotes from the Chicago Board Options Exchange (“CBOE”) and values for on-the-run treasury securities and London Interbank Offered Rate (“LIBOR”) as reported by Bloomberg. Unobservable inputs are estimated from the best sources available to the Company and include estimates of future gross dividends to be paid on the stocks underlying the S&P 500 Index, estimates of quoted market prices and the spread between the bid and ask prices, and estimates of implied volatilities on options. Valuation parameters are calibrated to replicate the actual end-of-day market quotes for options trading on the CBOE. The Company performs additional validation procedures such as the daily observation of market activity and conditions and the tracking and analyzing of actual quotes provided by banking counterparties each time the Company purchases options from them. Additionally, in order to help validate the values derived through the procedures noted above, the Company obtains indicators of value from representative investment banks.

The estimated fair value of the interest rate swaps is determined through a pricing model. The interest rate swaps qualify as Level 2 under the fair value hierarchy since their valuation is based on a model for which all significant assumptions are observable in the market.

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

            92            STANCORP FINANCIAL GROUP, INC.

The following table sets forth quantitative information regarding significant unobservable inputs used in Level 3 valuation of assets and liabilities measured and recorded at fair value:

			December 31, 2015		December 31, 2014

(Dollars in millions)	Valuation Technique	Unobservable Input	Fair Value	Range of Inputs	Fair Value	Range of Inputs

S&P 500 Index options	Black-Scholes option pricing model	Various assumptions	$7.9	(a)	$ 13.6	(a)

Index-based interest guarantees	Discounted cash flow	Expected future option purchase	$74.2	1% - 3%	$77.0	1% - 3%
		Various assumptions		(b)		(b)
	Black-Scholes option pricing model	Various assumptions		(a)		(a)

Commercial mortgage loans	Appraisals	Reduction on appraisal	$53.9	0% - 33%	$ 56.0	0% - 37%
	Cash flows	Capitalization rate (c)		7% - 16%		7% - 16%

Real Estate Owned	Appraisals	Reduction on appraisal	$3.3	0% - 11%	$ 10.3	0% - 11%

(a)	Represents various assumptions derived from market data, which include estimates of bid ask spreads and the implied volatilities for the S&P 500 Index.
(b)

Represents various actuarial assumptions which include combined lapse, mortality and withdrawal decrement rates which generally have a range of inputs from 5% - 36% for both December 31, 2015 and December 31, 2014.

(c)	Capitalization rates are used as an internal analysis in converting the underlying property income to an estimated property value.

The following tables set forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable Level 3 inputs:

	Year ended December 31, 2015

	Assets								Liabilities

(In millions)	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds		Mortgage/ Asset- Backed Securities	S&P 500 Index Options	Total Assets	Index-Based Interest Guarantees

Beginning balance	$24.9	$	---	$	---	$64.1	$13.6	$102.6	$77.0
Total realized/unrealized gains (losses):
Included in net income	---		---		---	---	(0.8)	(0.8)	4.0
Included in other comprehensive income (loss)	(2.3)		---		---	(0.6)	---	(2.9)	---
Purchases, issuances, sales and settlements:
Purchases	---		---		---	---	9.4	9.4	---
Issuances	---		---		---	---	---	---	9.4
Sales	---		---		---	---	---	---	---
Settlements	---		---		---	---	(14.3)	(14.3)	(16.2)
Transfers into Level 3	1.1		1.8		1.8	0.4	---	5.1	---
Transfers out of Level 3	(23.4)		(1.8)		(1.8)	(36.1)	---	(63.1)	---

Ending balance	$0.3	$	---	$	---	$27.8	$7.9	$36.0	$74.2

2015 ANNUAL REPORT            93

Part II

	Year ended December 31, 2014

	Assets							Liabilities

(In millions)	Corporate Bonds	U.S. Government and Agency Bonds		U.S. State and Political Subdivision Bonds	Mortgage/ Asset- Backed Securities	S&P 500 Index Options	Total Assets	Index- Based Interest Guarantees

Beginning balance	$44.7		$ ---	$ ---	$71.3	$15.8	$131.8	$67.6
Total realized/unrealized gains (losses):
Included in net income	---		---	---	---	8.6	8.6	7.2
Included in other comprehensive income (loss)	(2.4)		---	---	(1.4)	---	(3.8)	---
Purchases, issuances, sales and settlements:
Purchases	---		---	---	---	9.3	9.3	---
Issuances	---		---	---	---	---	---	12.2
Sales	---		---	---	---	---	---	---
Settlements	---		---	---	---	(20.1)	(20.1)	(10.0)
Transfers into Level 3	---		---	---	8.4	---	8.4	---
Transfers out of Level 3	(17.4)		---	---	(14.2)	---	(31.6)	---

Ending balance	$24.9	$	---	$ ---	$64.1	$13.6	$102.6	$77.0

For all periods disclosed above, fixed maturity securities transferred into Level 3 from Level 2 are the result of the Company being unable to obtain observable inputs for these investments in the market. Fixed maturity securities transferred out of Level 3 into Level 2 are the result of the Company being able to obtain observable inputs for these investments in the market. There were no transfers between Level 1 and Level 2 for 2015 and 2014.

The following table sets forth the changes in unrealized gains (losses) included in net income relating to Level 3 assets and liabilities that the Company continued to hold:

	Years ended December 31,

(In millions)	2015	2014

Assets:
S&P 500 Index options	$(1.6)	$4.3

Liabilities:
Index-based interest guarantees	$1.5	$14.0

Changes in the fair value of fixed maturity securities that are not designated as part of a hedging relationship are recorded to other comprehensive income. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. Changes in the fair value of the index-based interest guarantees are recorded to interest credited and are sensitive to a number of variables and assumptions. As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, interest credited increased $0.6 million for 2015 and decreased $4.0 million and $4.1 million for 2014 and 2013, respectively.

Certain assets and liabilities are measured at fair value on a nonrecurring basis such as impaired commercial mortgage loans with specific allowances for losses and Real Estate Owned. The impaired commercial mortgage loans and Real Estate Owned are valued using Level 3 measurements. These Level 3 inputs are reviewed for reasonableness by management and evaluated on a quarterly basis. The commercial mortgage loan measurements include valuation of the market value of the underlying collateral asset using general underwriting procedures and appraisals. Real Estate Owned is initially recorded at net realizable value, which includes an estimate for disposal costs. These amounts may be adjusted in a subsequent period as additional information is received.

The following table sets forth the assets measured at fair value on a nonrecurring basis as of December 31, 2015 that the Company continued to hold:

	December 31, 2015

(In millions)	Total	Level 1		Level 2		Level 3

Commercial mortgage loans	$53.9	$	---	$	---	$53.9
Real Estate Owned	3.3		---		---	3.3

Total assets measured at fair value on a nonrecurring basis	$57.2	$	---	$	---	$57.2

            94            STANCORP FINANCIAL GROUP, INC.

Commercial mortgage loans measured on a nonrecurring basis with a carrying amount of $72.5 million were written down to the underlying collateral fair value of $53.9 million, less selling costs, at December 31, 2015. The specific commercial mortgage loan loss allowance related to these commercial mortgage loans was $23.9 million at December 31, 2015. The Real Estate Owned measured on a nonrecurring basis as of December 31, 2015, and still held at December 31, 2015 had net capital losses totaling $0.3 million for 2015. Real Estate Owned measured on a nonrecurring basis represents newly acquired properties or properties whose value has been adjusted based on pending sale or other market information.

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

10.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth amortized costs, gross unrealized gains and losses and fair values of the Company’s fixed maturity securities:

	December 31, 2015

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$7,017.9	$232.7	$(146.9)	$7,103.7
U.S. government and agency bonds	194.0	27.2	(0.1)	221.1
U.S. state and political subdivision bonds	167.5	8.3	(0.6)	175.2
Foreign government bonds	71.7	4.9	---	76.6
Mortgage/asset-backed securities	250.1	2.6	(4.4)	248.3

Total fixed maturity securities	$7,701.2	$275.7	$(152.0)	$7,824.9

	December 31, 2014

(In millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$6,740.6	$366.5	$(37.0)	$7,070.1
U.S. government and agency bonds	223.2	35.6	(0.2)	258.6
U.S. state and political subdivision bonds	125.8	10.4	(0.1)	136.1
Foreign government bonds	58.4	6.5	---	64.9
Mortgage/asset-backed securities	242.0	4.1	(2.1)	244.0

Total fixed maturity securities	$7,390.0	$423.1	$(39.4)	$7,773.7

2015 ANNUAL REPORT            95

Part II

The following table sets forth the amortized costs and fair values of the Company’s fixed maturity securities by contractual maturity:

	December 31, 2015		December 31, 2014

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$598.3	$604.7	$648.0	$657.0
Due after one year through five years	2,855.4	2,935.2	3,015.4	3,169.7
Due after five years through ten years	3,034.2	2,992.3	2,825.8	2,894.3
Due after ten years	963.2	1,044.4	658.8	808.7
Mortgage/asset-backed securities	250.1	248.3	242.0	244.0

Total fixed maturity securities	$7,701.2	$7,824.9	$7,390.0	$7,773.7

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed and asset-backed securities are shown separately, as they are not due at a single maturity date. Callable bonds, excluding bonds with make-whole provisions and bonds with provisions that allow the borrower to prepay near maturity, represented 3.6%, or $282.3 million, of the Company’s fixed maturity securities portfolio at December 31, 2015. At December 31, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its fixed maturity securities portfolio.

Gross Unrealized Losses

The following tables set forth the gross unrealized losses and fair value of fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2015

	Total		Less than 12 months		12 or more months

(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
Corporate bonds	1,609	$146.9	1,402	$98.7	207	$48.2
U.S. government and agency bonds	3	0.1	---	---	3	0.1
U.S. state and political subdivision bonds	20	0.6	20	0.6	---	---
Mortgage/asset-backed securities	67	4.4	57	3.8	10	0.6

Total	1,699	$152.0	1,479	$103.1	220	$48.9
Fair market value of securities with unrealized losses:
Corporate bonds	1,609	$2,885.9	1,402	$2,596.1	207	$289.8
U.S. government and agency bonds	3	2.3	---	---	3	2.3
U.S. state and political subdivision bonds	20	41.3	20	41.3	---	---
Mortgage/asset-backed securities	67	171.4	57	152.0	10	19.4

Total	1,699	$3,100.9	1,479	$2,789.4	220	$311.5

            96            STANCORP FINANCIAL GROUP, INC.

	December 31, 2014

	Total		Less than 12 months		12 or more months

(Dollars in millions)	Number	Amount	Number	Amount	Number	Amount

Unrealized losses:
Corporate bonds	956	$37.0	653	$19.9	303	$17.1
U.S. government and agency bonds	5	0.2	---	---	5	0.2
U.S. state and political subdivision bonds	4	0.1	---	---	4	0.1
Mortgage/asset-backed securities	39	2.1	30	1.4	9	0.7

Total	1,004	$39.4	683	$21.3	321	$18.1

Fair market value of securities with unrealized losses:
Corporate bonds	956	$1,646.0	653	$1,074.9	303	$571.1
U.S. government and agency bonds	5	6.4	---	---	5	6.4
U.S. state and political subdivision bonds	4	6.9	---	---	4	6.9
Mortgage/asset-backed securities	39	117.2	30	87.3	9	29.9

Total	1,004	$1,776.5	683	$1,162.2	321	$614.3

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

2015 ANNUAL REPORT            97

Part II

Commercial Mortgage Loans

The Company underwrites mortgage loans on commercial property throughout the United States. In addition to real estate collateral, the Company requires either partial or full recourse on most loans. At December 31, 2015, the Company did not have any direct exposure to sub-prime or Alt-A mortgages in its commercial mortgage loan portfolio.

The following table sets forth the commercial mortgage loan portfolio by property type, by geographic region within the U.S. and by U.S. state:

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	Percent	Amount	Percent

Property type:
Retail	$2,658.2	48.0%	$2,627.1	49.4%
Office	1,057.3	19.1	1,013.4	19.1
Industrial	1,029.4	18.6	1,001.5	18.8
Hotel/motel	260.4	4.7	165.7	3.1
Commercial	207.5	3.7	213.6	4.0
Apartment and other	324.7	5.9	299.8	5.6

Total commercial mortgage loans, net	$5,537.5	100.0%	$5,321.1	100.0%

Geographic region*:
Pacific	$2,004.8	36.2%	$1,914.6	36.0%
South Atlantic	1,077.7	19.5	1,065.5	20.0
West South Central	727.7	13.1	676.9	12.7
Mountain	631.0	11.4	606.5	11.4
East North Central	484.4	8.7	466.0	8.8
Middle Atlantic	242.1	4.4	215.3	4.0
East South Central	192.0	3.5	188.7	3.6
West North Central	135.2	2.4	140.1	2.6
New England	42.6	0.8	47.5	0.9

Total commercial mortgage loans, net	$5,537.5	100.0%	$5,321.1	100.0%

U.S. state:
California	$1,455.1	26.3%	$1,434.2	27.0%
Texas	678.7	12.3	623.4	11.7
Florida	324.7	5.9	309.4	5.8
Georgia	301.6	5.4	306.6	5.8
Other states	2,777.4	50.1	2,647.5	49.7

Total commercial mortgage loans, net	$5,537.5	100.0%	$5,321.1	100.0%

*	Geographic regions obtained from the American Council of Life Insurers Mortgage Loan Portfolio Profile.

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

            98            STANCORP FINANCIAL GROUP, INC.

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

The following table sets forth changes in the commercial mortgage loan loss allowance:

	Years ended December 31,
(In millions)	2015	2014

Commercial mortgage loan loss allowance:
Beginning balance	$40.0	$43.6
Provision (reversal of provision)	(3.9)	7.1
Charge-offs	(2.9)	(10.7)

Ending balance	$33.2	$40.0

Specific loan loss allowance	$23.9	$23.8
General loan loss allowance	9.3	16.2

Total commercial mortgage loan loss allowance	$33.2	$40.0

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

The following table sets forth the recorded investment in commercial mortgage loans:

	December 31,
(In millions)	2015	2014
Commercial mortgage loans collectively evaluated for impairment	$5,471.2	$5,255.2
Commercial mortgage loans individually evaluated for impairment	99.5	105.9
Commercial mortgage loan loss allowance	(33.2)	(40.0)

Total commercial mortgage loans, net	$5,537.5	$5,321.1

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

The following tables set forth performing and nonperforming commercial mortgage loans by property type:

	December 31, 2015
(In millions)	Retail	Office	Industrial	Hotel/ Motel	Commercial	Apartment and Other	Total

Performing commercial mortgage loans	$2,657.7	$1,056.5	$1,024.7	$260.4	$207.5	$324.7	$5,531.5
Nonperforming commercial mortgage loans	0.5	0.8	4.7	---	---	---	6.0

Total commercial mortgage loans	$2,658.2	$1,057.3	$1,029.4	$260.4	$207.5	$324.7	$5,537.5

2015 ANNUAL REPORT            99

Part II

	December 31, 2014
	Retail	Office	Industrial	Commercial	Hotel/ Motel	Apartment and Other	Total
(In millions)

Performing commercial mortgage loans	$2,622.4	$1,012.7	$1,001.4	$213.6	$165.7	$299.1	$5,314.9
Nonperforming commercial mortgage loans	4.7	0.7	0.1	---	---	0.7	6.2

Total commercial mortgage loans	$2,627.1	$1,013.4	$1,001.5	$213.6	$165.7	$299.8	$5,321.1

The following tables set forth impaired commercial mortgage loans identified in management’s specific review of probable loan losses and the related allowance:

	December 31, 2015
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowance:
Retail	$21.0	$21.0	$	---	$0.6
Office	4.6	4.6		---	---
Industrial	0.9	0.9		---	---
Commercial	0.5	0.5		---	---

Total impaired commercial mortgage loans without specific loan loss allowance	27.0	27.0		---	0.6

With specific loan loss allowance:
Retail	53.3	53.3		13.0	1.7
Commercial	8.3	8.3		6.8	0.4
Industrial	8.1	8.1		3.1	0.6
Office	2.8	2.8		1.0	0.3

Total impaired commercial mortgage loans with specific loan loss allowance	72.5	72.5		23.9	3.0

Total impaired commercial mortgage loans	$99.5	$99.5		$23.9	$3.6

	December 31, 2014
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Amount on Nonaccrual Status
Impaired commercial mortgage loans:
Without specific loan loss allowance:
Retail	$25.0	$25.0	$	---	$10.5
Office	1.6	1.6		---	---
Commercial	2.3	2.3		---	0.5
Apartment and other	2.8	2.8		---	---

Total impaired commercial mortgage loans without specific loan loss allowance	31.7	31.7		---	11.0

With specific loan loss allowance:
Retail	52.2	52.2		12.3	7.7
Office	8.6	8.6		2.9	---
Industrial	4.6	4.6		1.6	0.1
Commercial	8.5	8.5		7.0	0.6
Apartment and other	0.3	0.3		---	---

Total impaired commercial mortgage loans with specific loan loss allowance	74.2	74.2		23.8	8.4

Total impaired commercial mortgage loans	$105.9	$105.9		$23.8	$19.4

            100            STANCORP FINANCIAL GROUP, INC.

Changes in the carrying value of impaired commercial mortgage loans can result from a change in the number of commercial mortgage loans with a specific loan loss allowance. As of December 31, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans greater than 90 days delinquent that were accruing interest. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for the policies regarding interest income for delinquent commercial mortgage loans.

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

The following tables set forth information related to the troubled debt restructurings of financing receivables:

	Year ended December 31, 2015
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Office	3	$5.7	$5.7
Retail	4	2.4	2.4

Total troubled debt restructurings	7	$8.1	$8.1

	Year ended December 31, 2014
(Dollars in millions)	Number of Loans	Pre- Restructuring Recorded Investment	Post- Restructuring Recorded Investment
Troubled debt restructurings:
Retail	45	$42.7	$40.9
Office	3	1.4	1.2
Industrial	4	3.1	3.4
Commercial	2	3.0	3.2

Total troubled debt restructurings	54	$50.2	$48.7

There were no troubled debt restructurings identified in the previous 12 months that subsequently defaulted during 2015.

The following table sets forth the average recorded investment in impaired commercial mortgage loans before specific loan loss allowances:

	Years ended December 31,
(In millions)	2015	2014	2013

Average recorded investment	$99.7	$105.6	$113.4

The amount of interest income recognized on impaired commercial mortgage loans was $4.4 million, $5.3 million and $4.2 million for 2015, 2014 and 2013, respectively. The cash received by the Company in payment of interest on impaired commercial mortgage loans was $4.3 million, $4.8 million and $3.8 million for 2015, 2014 and 2013, respectively. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Commercial Mortgage Loans” for policies regarding interest income for delinquent commercial mortgage loans.

2015 ANNUAL REPORT            101

Part II

The following tables set forth the aging of commercial mortgage loans by property type:

	December 31, 2015
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$1.5	$ ---	$2.4	$3.9	$(1.9)	$2,656.2	$2,658.2
Office	---	0.8	---	0.8	---	1,056.5	1,057.3
Industrial	---	5.5	1.3	6.8	(2.1)	1,024.7	1,029.4
Hotel/motel	---	---	---	---	---	260.4	260.4
Commercial	---	---	---	---	---	207.5	207.5
Apartment and other	---	---	---	---	---	324.7	324.7

Total commercial mortgage loans	$1.5	$6.3	$3.7	$11.5	$(4.0)	$5,530.0	$5,537.5

	December 31, 2014
(In millions)	30 Days Past Due	60 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Allowance Related to Past Due	Current, Net	Total Commercial Mortgage Loans
Commercial mortgage loans:
Retail	$0.2	$2.0	$4.8	$7.0	$(2.1)	$2,622.2	$2,627.1
Office	1.9	---	0.8	2.7	---	1,010.7	1,013.4
Industrial	0.5	---	0.3	0.8	(0.2)	1,000.9	1,001.5
Commercial	---	---	---	---	---	213.6	213.6
Hotel/motel	---	---	---	---	---	165.7	165.7
Apartment and other	0.2	0.7	---	0.9	---	298.9	299.8

Total commercial mortgage loans	$2.8	$2.7	$5.9	$11.4	$(2.3)	$5,312.0	$5,321.1

The Company closely monitors all past due commercial mortgage loans. Additional attention is given to those loans at least 60 days past due. Commercial mortgage loans that have been granted payment forbearance are not considered to be past due and totaled $6.3 million and $5.2 million at December 31, 2015 and 2014, respectively. Commercial mortgage loans that were at least 60 days past due totaled $10.0 million and $8.6 million at December 31, 2015 and 2014, respectively. Commercial mortgage loans that were at least 60 days past due were 0.18% of the commercial mortgage loan portfolio at December 31, 2015, compared to 0.16% at December 31, 2014.

Net Investment Income

The following table sets forth net investment income summarized by investment type:

	Years ended December 31,
(In millions)	2015	2014	2013
Fixed maturity securities	$307.0	$296.4	$303.0
Commercial mortgage loans	332.5	332.1	341.7
Real estate	3.0	1.1	(1.4)
S&P 500 Index options	(0.8)	8.6	14.4
Other	1.2	4.5	9.0

Gross investment income	642.9	642.7	666.7
Investment expenses	(18.2)	(22.4)	(22.9)
Tax-advantaged investments	2.4	(3.1)	(0.3)

Net investment income	$627.1	$617.2	$643.5

Tax-advantaged investments that do not qualify as affordable housing investments are accounted for under the equity method of accounting as a component of net investment income. For tax-advantaged investments with state premium tax credits, the state

            102            STANCORP FINANCIAL GROUP, INC.

premium tax credits and the related investment losses are recorded as a component of net investment income. See “Note 1—Summary of Significant Accounting Policies—Investment Valuations—Tax-advantaged Investments.”

Realized Gross Capital Gains and Losses

The following table sets forth gross capital gains and losses by investment type:

	Years ended December 31,
(In millions)	2015	2014	2013
Gains:
Fixed maturity securities	$5.8	$5.9	$9.8
Commercial mortgage loans	4.7	2.4	2.4
Real estate	0.2	2.0	3.0
Other	---	---	0.2

Gross capital gains	10.7	10.3	15.4

Losses:
Fixed maturity securities	(12.3)	(2.8)	(2.3)
Provision for commercial mortgage loan losses	---	(7.1)	(15.9)
Real estate	(2.6)	(6.4)	(9.6)
Other(1)	(16.2)	(6.1)	(0.4)

Gross capital losses	(31.1)	(22.4)	(28.2)

Net capital losses	$(20.4)	$(12.1)	$(12.8)

(1)

In 2015, the Company recorded impairments of $11.5 million related to tax-advantaged investments and $4.5 million related to the sale of the assets of the Company’s private client wealth management business.

Securities Deposited as Collateral

Securities deposited for the benefit of policyholders in various states, in accordance with state regulations, amounted to $6.9 million and $7.2 million at December 31, 2015 and 2014, respectively.

In the second quarter of 2015, the FHLB of Seattle completed its merger with the FHLB of Des Moines. The merger has not had a material effect on the Company’s business, financial position, results of operations, cash flows, or existing funding agreements with the FHLB, and is not anticipated to impact the Company’s utilization of the FHLB program or its products in the future. Standard issues collateralized funding agreements and invests the cash received from advances to support various spread-based businesses and enhance its asset-liability management. Membership also provides an additional funding source and access to financial services that can be used as an alternative source of liquidity. At December 31, 2015, Standard owned $20.9 million of FHLB of Des Moines common stock related to its membership and activity in the FHLB of Des Moines. At December 31, 2015, Standard had $273.0 million outstanding under funding agreements with the FHLB of Des Moines and pledged $333.5 million of commercial mortgage loans as collateral for its outstanding advances. At December 31, 2014, Standard had $139.0 million outstanding under funding agreements with the FHLB of Seattle and pledged $174.4 million of commercial mortgage loans as collateral for its outstanding advances.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to mitigate business risks including interest rate exposure. The Company has the following derivatives on its consolidated balance sheets: interest rate swaps, index-based interest guarantees and S&P 500 Index options.

Interest Rate Swaps

The Company uses interest rate swaps to reduce risks from changes in interest rates, to manage interest rate exposures arising from asset and liability mismatches, to protect against variability in future cash flows, and to protect the value of the Company’s investments. These interest rate swaps are designed to qualify for hedge accounting as cash flow and fair value hedges.

Valuations for interest rate swaps are sensitive to changes in the interest rate environment. Interest rate swaps are recognized by the Company as either other invested assets or other liabilities and are reported at fair value based on their value at the end of the current reporting period. To qualify for hedge accounting, the Company documents the risk management objective and strategy for undertaking the hedging transaction and the designation of the hedge as either a cash flow hedge or a fair value hedge at the inception

2015 ANNUAL REPORT            103

Part II

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

If the Company disposes of a hedged item, the Company will terminate the related interest rate swap and recognize a capital gain or loss on termination.

Cash settlement activity of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from sales or acquisition of other invested assets.

Cash flow hedges

In the second quarter of 2015, the Company entered into $252.9 million of interest rate swaps as cash flow hedges to mitigate interest rate risk exposure to overall changes in the future cash flows associated with the Company’s junior subordinated debentures (“Subordinated Debt”). The interest rate swaps are used to convert the floating rate of the Company’s Subordinated Debt to a weighted-average fixed rate of 5.13%, beginning June 1, 2017 through June 1, 2042. The changes in the fair value of these interest rate swaps are recorded to other comprehensive income to the extent these interest rate swaps are effective. The fair value of these interest rate swaps included in AOCI was $8.9 million at December 31, 2015. No amounts were reclassified to earnings for 2015. Any ineffectiveness of cash flow hedges is recorded to net capital gains or losses. Interest income, interest expense and fees related to interest rate swaps used in the cash flow hedges of the Company’s Subordinated Debt are recorded as a component of interest expense. See “Note 19—Commitments and Contingencies” for more information.

In the second quarter of 2015, the Company completed the purchase of $115.0 million of par value of fixed maturity securities that were part of an anticipated bond purchase cash flow hedge strategy. The unwinding of the cash flow hedge resulted in $9.6 million of deferred losses that were recorded to AOCI as unrealized capital losses on fixed maturity securities, net of tax. This amount will be amortized over a weighted-average period of 26 years with an estimated $0.4 million to be reclassified to net investment income over the next 12 months.

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

S&P 500 Index Options

The Company purchases S&P 500 Index options for its interest crediting strategy used in its indexed annuity product. The S&P 500 Index options do not qualify for hedge accounting. The S&P 500 Index options are purchased from investment banks and are selected in a manner that supports the amount of interest that is expected to be credited in the current year to annuity policyholder

            104            STANCORP FINANCIAL GROUP, INC.

accounts that are dependent on the performance of the S&P 500 Index. The purchase of S&P 500 Index options is part of the Company’s risk management strategy for indexed annuity products. The S&P 500 Index options are exclusively used for risk management. While valuations of the S&P 500 Index options are sensitive to a number of variables, valuations for S&P 500 Index options purchased are most sensitive to changes in the S&P 500 Index value and the implied volatilities of this index. Changes in the fair value of the S&P 500 Index options are recorded to net investment income. The Company generally purchases two S&P 500 Index option contracts per month, which have expiry dates of one year from the date of purchase.

Option premiums paid for the Company’s index option contracts were $9.4 million and $9.3 million for 2015 and 2014, respectively. The Company received $14.3 million and $20.1 million for options exercised for 2015 and 2014, respectively.

The following table sets forth the fair value of the Company’s derivative assets and liabilities:

	December 31,
	2015				2014
	Notional Amount		Fair Value		Notional Amount			Fair Value
(In millions)			Assets	Liabilities				Assets		Liabilities

Qualifying Hedging Instruments
Cash flow hedges:
Interest rate swaps(1)	$252.9		$10.1	$1.2	$	---		$	---	$	---
Fair value hedges:
Interest rate swaps(1)	348.0		---	6.9		350.0			0.4		5.1

Non-Qualifying Hedging Instruments
S&P 500 Index options(1)	467.8		7.9	---		418.2			13.6		---
Index-based interest guarantees(2)	---	(3)	---	74.2		---	(3)		---		77.0

(1)	Reported in other invested assets and other liabilities.
(2)	Reported in other policyholder funds.
(3)	The notional amount is not determinable due to the underlying factors for index-based interest guarantees vary by contract and other criteria, such as floors and ceilings on rates and future payouts.

The following table sets forth the gross amounts of derivative instruments recorded on the consolidated balance sheets and the collateral pledged related to the derivative instruments:

	December 31,
(In millions)	2015	2014
Offsetting of Interest Rate Swaps
Gross interest rate swaps, assets	$10.1	$0.4
Gross interest rate swaps, liabilities	(8.1)	(5.1)

Net offsetting interest rate swaps	2.0	(4.7)
Gross amounts not offset:
Accrued interest payable	(2.1)	(2.2)
Collateral pledged	23.3	12.2

Net amount	$23.2	$5.3

The following table sets forth the amount of gains or losses recognized in the consolidated statements of income from the changes in fair value of the Company’s derivative assets and liabilities:

	Years ended December 31,
(In millions)	2015	2014	2013

Qualifying Fair Value Hedging Instruments
Fair value hedges:
Net capital losses:
Interest rate swaps	$(2.2)	$(4.7)	$	---

Non-Qualifying Hedging Instruments
Net investment income:
S&P 500 Index options	(0.8)	8.6		14.4

Interest credited:
Index-based interest guarantees	(4.0)	(7.2)		(9.0)

Net (losses) gains	$(7.0)	$(3.3)		$5.4

2015 ANNUAL REPORT            105

Part II

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

As a result of the Company’s annual update of the key assumptions used to value index-based interest guarantees, interest credited increased $0.6 million for 2015 and decreased $4.0 million and $4.1 million for 2014 and 2013, respectively.

The ineffective portion of derivatives accounted for using hedge accounting was not material to the results of operations of the Company for 2015 and 2014 and 2013.

Counterparty Credit Risk

Interest rate swaps

As the Company uses a central counterparty (“CCP”) to clear all of its interest rate swaps, the Company is only exposed to the default of the CCP. Transactions with the CCP require the Company to pledge initial and variation margin collateral on a daily basis. The Company pledged $15.4 million and $12.2 million of cash and cash equivalents at December 31, 2015 and 2014, respectively, and $7.9 million of fixed maturity securities at December 31, 2015 as collateral to the CCP. No fixed maturity securities were pledged at December 31, 2014.

S&P 500 Index options

The Company is exposed to the credit worthiness of the institutions from which it purchases its S&P 500 Index options and these institutions’ continued abilities to perform according to the terms of the contracts. The current values for the credit exposure have been affected by fluctuations in the S&P 500 Index. The Company’s maximum credit risk exposure would require an increase of 8.3% in the value of the S&P 500 Index. The maximum credit risk is calculated using the cap strike price of the Company’s S&P 500 Index options less the floor price, multiplied by the notional amount of the S&P 500 Index options.

The following table sets forth the fair value of the Company’s S&P 500 Index options and its maximum credit risk exposure related to these instruments:

	December 31, 2015

	Assets at	Maximum
(In millions)	Fair Value	Credit Risk

Counterparty:
Merrill Lynch International	$6.1	$14.3
JP Morgan Chase & Co.	1.1	2.2
Goldman Sachs	0.7	1.5

Total	$7.9	$18.0

12.	DAC, VOBA AND OTHER INTANGIBLE ASSETS

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

            106            STANCORP FINANCIAL GROUP, INC.

The following table sets forth activity for DAC, VOBA and other intangible assets:

	Years ended December 31,
(In millions)	2015	2014	2013

Carrying value at beginning of year, net:
DAC	$336.9	$319.1	$284.9
VOBA	17.8	20.1	23.4
Other intangible assets	26.3	32.1	38.2

Total balance at beginning of year, net	381.0	371.3	346.5

Deferred or acquired during year:
DAC	91.0	80.1	76.9

Total deferred or acquired during year	91.0	80.1	76.9

Amortized during year:
DAC	(59.6)	(62.3)	(42.7)
VOBA	(2.4)	(2.3)	(3.3)
Other intangible assets	(7.1)	(5.8)	(6.1)

Total amortized during year	(69.1)	(70.4)	(52.1)

Impairment during year:
Other intangible assets	(5.6)	---	---

Total impairment during year	(5.6)	---	---

Carrying value at end of year, net:
DAC	368.3	336.9	319.1
VOBA	15.4	17.8	20.1
Other intangible assets	13.6	26.3	32.1

Total carrying value at end of year, net	$397.3	$381.0	$371.3

The following table sets forth the amount of DAC and VOBA balances amortized in proportion to expected gross profits and the percentage of the total balance of DAC and VOBA amortized in proportion to expected gross profits:

	December 31, 2015		December 31, 2014
(Dollars in millions)	Amount	Percent	Amount	Percent

DAC	$93.4	25.4%	$82.4	24.5%
VOBA	3.2	20.8	3.7	20.8

The value of DAC and VOBA is dependent on key assumptions. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion of the key assumptions used to determine the values of DAC and VOBA. These assumptions are modified to reflect actual experience when appropriate. Although a change in a single assumption may have an impact on the calculated amortization of DAC or VOBA for balances associated with investment contracts, it is the relationship of that change to the changes in other key assumptions that determines the ultimate impact on DAC or VOBA amortization. Because actual results and trends related to these assumptions vary from those assumed, the Company revises these assumptions annually to reflect its current best estimate of expected gross profits. As a result of this process, known as “unlocking,” the cumulative balances of DAC and VOBA are adjusted with an offsetting increase or decrease to income to reflect changes in the period of the revision. An unlocking event generally occurs as a result of actual experience or future expectations differing from previous estimates. The Company recorded a decrease to VOBA of $1.0 million in 2013 due to changes in expected gross profits related to the block of claims assumed. The Company did not record an adjustment to VOBA as a result of unlocking in 2015 or 2014. As a result of unlocking, the amortization schedule for future periods is also adjusted.

The following table sets forth the impact of unlocking on DAC and VOBA balances:

	Years ended December 31,
(In millions)	2015	2014	2013

Decrease to DAC and VOBA	$1.8	$3.2	$1.7

Significant, unanticipated changes in key assumptions, which affect the determination of expected gross profits, may result in a large unlocking event that could have a material effect on the Company’s financial position or results of operations. However, future changes in DAC and VOBA due to changes in underlying assumptions are not expected to be material.

2015 ANNUAL REPORT            107

Part II

The accumulated amortization of VOBA was $73.4 million and $71.0 million at December 31, 2015 and 2014, respectively. The accumulated amortization of other intangible assets was $55.5 million and $48.4 million at December 31, 2015 and 2014, respectively. See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” for a discussion on the amortization policies for VOBA and other intangible assets.

The Company’s other intangible assets are subject to amortization and consist of certain customer lists from Asset Management businesses acquired and an Individual Disability marketing agreement. Customer lists have a combined estimated weighted-average remaining life of 4.3 years and will be fully amortized by the end of 2022. The marketing agreement that accompanied the Minnesota Life transaction provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The Minnesota Life marketing agreement will be fully amortized by the end of 2023. In 2015, the Company recorded a $4.5 million impairment to other intangible assets. The impairment was related to the sale of the assets of the Company’s private client wealth management business. The Company did not record an impairment to other intangible assets in 2014.

The following table sets forth the estimated net amortization of VOBA and other intangible assets for each of the next five years:

(In millions)	Amount
2016	$4.7
2017	3.5
2018	3.5
2019	3.3
2020	3.3

13.	LIABILITY FOR UNPAID CLAIMS, CLAIM ADJUSTMENT EXPENSES AND OTHER POLICYHOLDER FUNDS

The liability for unpaid claims, claim adjustment expenses and other policyholder funds includes liabilities for insurance offered on products such as group long term and short term disability, individual disability, group dental and group vision, and group AD&D. The liability for unpaid claims and claim adjustment expenses is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company, and is the Company’s best estimate of the present value of the liability of future unpaid claims and claim adjustment expenses. This liability is included in future policy benefits and claims on the consolidated balance sheets.

The following table sets forth the change in the liability for unpaid claims and claim adjustment expenses:

	Years ended December 31,

(In millions)	2015	2014	2013

Net balance at beginning of the year:
Balance at beginning of the year, gross of reinsurance	$4,021.7	$4,021.9	$4,005.9
Less: reinsurance recoverable	(154.8)	(139.9)	(128.6)

Net balance at beginning of the year	3,866.9	3,882.0	3,877.3

Incurred related to:
Current year	1,078.8	1,033.1	1,081.7
Prior year’s interest	168.6	172.3	180.3
Prior years	(143.5)	(117.4)	(133.2)

Total incurred	1,103.9	1,088.0	1,128.8

Paid related to:
Current year	(328.8)	(322.2)	(345.9)
Prior year	(758.3)	(780.9)	(778.2)

Total paid	(1,087.1)	(1,103.1)	(1,124.1)

Net balance at end of the year	3,883.7	3,866.9	3,882.0
Plus: reinsurance recoverable	169.1	154.8	139.9

Balance at end of the year, gross of reinsurance	$4,052.8	$4,021.7	$4,021.9

Classified as future policy benefits and claims, but excluded from the table above are amounts recorded for group and individual life reserves, group and individual annuity reserves, and individual disability active life reserves.

            108            STANCORP FINANCIAL GROUP, INC.

The following table sets forth the reconciliation of amounts above to future policy benefits and claims as presented on the consolidated balance sheets:

	Years ended December 31,

(In millions)	2015	2014	2013

Future policy benefits and claims	$5,858.2	$5,832.3	$5,846.9
Less: Group life reserves	(734.9)	(727.7)	(751.7)
Less: Individual life reserves	(587.7)	(596.3)	(603.6)
Less: Group and individual annuity reserves	(202.6)	(219.9)	(220.0)
Less: Individual disability active life reserves	(280.2)	(266.7)	(249.7)

Liability for unpaid claims and claim adjustment expenses	$4,052.8	$4,021.7	$4,021.9

The majority of the net liability balances are related to long term disability insurance claims on which interest earned on assets backing the reserves is a key component of reserving and pricing. The year to year development of incurred claims related to prior years is therefore broken out into an interest portion and remaining incurred portion.

The changes in amounts incurred related to prior years are not the result of a significant change in an underlying assumption or method used to determine the estimate. Instead the Company expects these amounts to change over time as a result of the growth in the size of the Company’s in-force insurance business and the actual claims experience with respect to that business during the time periods captured for claims with an incurred date in years prior to the year of valuation. Interest is also a key component in the year to year development of the reserves and therefore the positive changes in amounts incurred related to prior years should not be taken as an indicator of the adequacy or inadequacy of the reserves held. Significant changes to assumptions regarding unpaid claims and claims adjustment expenses for prior periods in the group long term disability insurance reserves were not made in 2015, 2014 and 2013 primarily due to the long-term nature of this product and the materiality of other factors including the potential impact of the economic uncertainty in 2015, 2014 and 2013. The Company carefully monitors trends in reserve assumptions and when these trends become credible and are expected to persist, the Company incorporates these factors into its reserves to ensure best estimates are established.

The following table sets forth the composition of other policyholder funds:

	Years ended
	December 31,

(In millions)	2015	2014

Retirement plan stable asset funds	$2,207.6	$2,104.4
Individual fixed-rate annuity funds	2,394.7	2,383.6
Investment only stable asset funds	785.9	610.9
Indexed annuity funds	553.0	504.0
Federal Home Loan Bank funding agreement advances	273.0	139.0
Other	839.1	795.9

Total other policyholder funds	$7,053.3	$6,537.8

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

Standard maintains a strategic marketing alliance with Ameritas Life Insurance Corp. (“Ameritas”) that offers Standard’s policyholders flexible dental coverage options and access to Ameritas’ nationwide preferred provider organization panel of dentists. As part of this alliance, Standard and Ameritas entered into a reinsurance agreement. In 2015, the agreement provided for 26.5% of the net dental premiums written by Standard and the risk associated with this premium to be ceded to Ameritas.

2015 ANNUAL REPORT            109

Part II

Standard participates in a reinsurance and third-party administration arrangement with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) under which Northwestern Mutual group long term and short term disability products are sold using Northwestern Mutual’s agency distribution system. Generally, Standard assumes 60% of the risk and receives 60% of the premiums for the policies issued. If Standard were to become unable to meet its obligations, Northwestern Mutual would retain the reinsured liabilities. Therefore, in accordance with an agreement with Northwestern Mutual, Standard established a trust for the benefit of Northwestern Mutual with the market value of assets in the trust equal to Northwestern Mutual’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust at December 31, 2015, was $231.8 million. Premiums assumed by Standard for the Northwestern Mutual business accounted for approximately 3% of Standard’s total premiums for each of the three years 2015, 2014 and 2013. In addition to assuming risk, Standard provides product design, pricing, underwriting, legal support, claims management and other administrative services under the arrangement.

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

The Company also maintains reinsurance coverage for certain catastrophe losses related to group life and AD&D. In February 2015, the Company was notified of the termination of the catastrophe reinsurance pool, in which we previously participated with other insurance companies, effective June 2015. The Company has replaced the membership in the catastrophe reinsurance pool with traditional catastrophe reinsurance.

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

The following table sets forth reinsurance information:

(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies		Net Amount	Percentage of Amount Assumed to Net

2015:
Life insurance in-force	$321,346.2	$6,299.2		$45.4	$315,092.4	--- %
Premiums:
Life insurance and annuities	$892.8	$46.0	$	---	$846.8	---
Accident and health insurance	1,312.7	87.1		92.1	1,317.7	7.0

Total premiums	$2,205.5	$133.1		$92.1	$2,164.5	4.3

2014:
Life insurance in-force	$306,566.0	$6,239.8		$51.5	$300,377.7	--- %
Premiums:
Life insurance and annuities	$854.6	$46.3	$	---	$808.3	---
Accident and health insurance	1,231.5	80.2		92.8	1,244.1	7.5

Total premiums	$2,086.1	$126.5		$92.8	$2,052.4	4.5

2013:
Life insurance in-force	$321,881.7	$5,966.8		$57.7	$315,972.6	--- %
Premiums:
Life insurance and annuities	$898.5	$48.5	$	---	$850.0	---
Accident and health insurance	1,258.6	81.0		96.7	1,274.3	7.6

Total premiums	$2,157.1	$129.5		$96.7	$2,124.3	4.6

Recoveries recognized under reinsurance agreements were $109.5 million, $92.8 million and $79.8 million for 2015, 2014 and 2013, respectively. Amounts recoverable from reinsurers were $1.00 billion and $994.2 million at December 31, 2015 and 2014, respectively. Of these amounts, $770.2 million and $781.4 million for 2015 and 2014, respectively, were from the reinsurance transaction with Protective Life Insurance Company (“Protective Life”) effective January 1, 2001. Effective February 1, 2015, Protective Life was acquired by The Dai-ichi Life Insurance Company, Limited (“Dai-ichi Life”) and is a wholly-owned subsidiary of Dai-ichi Life. ”See “Note 15—Reinsurance of Blocks of Business.”

            110            STANCORP FINANCIAL GROUP, INC.

15.	REINSURANCE OF BLOCKS OF BUSINESS

Effective October 1, 2000, Standard assumed, through a reinsurance agreement, the individual disability insurance business of Minnesota Life. Standard paid a ceding commission of approximately $55 million and received approximately $500 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, Minnesota Life would retain the reinsured liabilities. Therefore, in accordance with the agreement with Minnesota Life, Standard established a trust for the benefit of Minnesota Life with the market value of assets in the trust equal to Minnesota Life’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2015, was $530.4 million. Accompanying the transaction was a national marketing agreement that provides access to Minnesota Life agents, some of whom now market Standard’s individual disability insurance products. The national marketing agreement is renewed annually.

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

Effective October 1, 2002, Standard entered into a reinsurance agreement with TIAA to assume TIAA’s group disability and group life insurance business. This business included approximately 1,800 group insurance contracts, representing 650,000 insured individuals. Standard paid a ceding commission of approximately $75 million and received approximately $705 million in assets and corresponding statutory liabilities. If Standard were to become unable to meet its obligations, TIAA would retain the reinsured liabilities. Therefore, in accordance with the agreement with TIAA, Standard established a trust for the benefit of TIAA with the market value of assets in the trust equal to TIAA’s reinsurance receivable from Standard. The market value of assets required to be maintained in the trust is determined quarterly. The market value of assets required to be maintained in the trust at December 31, 2015, was $180.7 million. Approximately $60 million in VOBA was recorded related to the reinsurance agreement.

16.	INSURANCE INFORMATION

The following table sets forth insurance information:

(In millions)	DAC, Net(1)	Future Policy Benefits and Claims	Other Policyholder Funds	Premium Revenues	Net Investment Income	Benefits, Claims and Interest Credited	Amortization of DAC	Other Operating Expenses(2)

2015:

Employee Benefits	$31.8	$3,955.3	$288.0	$1,948.5	$259.5	$1,508.0	$24.1	$521.5

Individual Disability	243.1	1,700.3	194.5	206.9	55.0	115.3	23.8	73.8

Total Insurance
Services	274.9	5,655.6	482.5	2,155.4	314.5	1,623.3	47.9	595.3
Asset Management	93.4	202.6	6,570.8	9.1	291.2	177.0	21.3	170.7

Total	$368.3	$5,858.2	$7,053.3	$2,164.5	$605.7	$1,800.3	$69.2	$766.0
2014:
Employee Benefits	$25.7	$3,936.9	$302.8	$1,842.8	$261.1	$1,434.0	$21.9	$470.9
Individual Disability	228.8	1,675.5	196.9	199.1	53.1	130.0	24.0	68.5

Total Insurance
Services	254.5	5,612.4	499.7	2,041.9	314.2	1,564.0	45.9	539.4
Asset Management	82.4	219.9	6,038.1	10.5	283.3	182.8	21.4	166.5

Total	$336.9	$5,832.3	$6,537.8	$2,052.4	$597.5	$1,746.8	$67.3	$705.9
2013:
Employee Benefits	$24.2	$3,995.9	$315.3	$1,926.9	$278.5	$1,520.2	$22.6	$473.2
Individual Disability	214.8	1,631.1	198.9	190.5	53.7	121.8	22.6	65.7

Total Insurance
Services	239.0	5,627.0	514.2	2,117.4	332.2	1,642.0	45.2	538.9
Asset Management	80.1	219.9	5,537.4	6.9	293.2	189.8	17.7	155.9

Total	$319.1	$5,846.9	$6,051.6	$2,124.3	$625.4	$1,831.8	$62.9	$694.8

2015 ANNUAL REPORT            111

Part II

(1)	See “Note 1—Summary of Significant Accounting Policies—DAC, VOBA and Other Intangible Assets” and “Note 12—DAC, VOBA and Other Intangible Assets.”
(2)	Other operating expenses include operating expenses, commissions and bonuses, premium taxes, interest expense and the net increase in DAC, VOBA and other intangible assets.

17.	REGULATORY MATTERS

Standard and The Standard Life Insurance Company of New York prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as the Statements of Statutory Accounting Principles set forth in publications of the National Association of Insurance Commissioners (“NAIC”). Standard and the Standard Life Insurance Company of New York did not use any prescribed or permitted statutory accounting practices that are different than the statutory accounting practices promulgated by the NAIC for the years ended 2015, 2014 or 2013.

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

Standard and The Standard Life Insurance Company of New York are subject to statutory restrictions that limit the maximum amount of dividends and distributions that they could declare and pay to StanCorp without prior approval of the states in which the subsidiaries are domiciled. Standard’s ability to pay dividends to StanCorp is affected by factors deemed relevant by Standard’s Board of Directors and by Oregon law, which limits Standard’s dividend payments and other distributions to the earned surplus arising from its business. If the proposed dividend or other distribution exceeds certain statutory limitations, Standard must receive prior approval of the Director of the Oregon Department of Consumer and Business Services—Division of Financial Regulation (“Oregon Insurance Division”). The current statutory dividend limitations are the greater of (a) 10% of Standard’s combined capital and surplus as of December 31 of the preceding year, or (b) the net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or losses for the 12-month period ended on the preceding December 31. In each case, the limitation must be determined under statutory accounting practices. Oregon law gives the Oregon Insurance Division broad discretion to approve or decline requests for dividends and other distributions in excess of these limits. As of December 31, 2015, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $179.9 million and capital and surplus was $1.09 billion. Based upon Standard’s results for 2015, the amount of ordinary dividends and other distributions available in 2016, without additional approval from the Oregon Insurance Division is $179.9 million. As of December 31, 2014, Standard’s net gain from operations after dividends to policyholders and federal income taxes and before capital gains or losses for the 12-month period then ended was $208.5 million and capital and surplus was $1.15 billion. Based upon Standard’s results for 2014, the amount of ordinary dividends and other distributions available in 2015, without additional approval from the Oregon Insurance Division was $208.5 million.

During 2015 and 2014, Standard made distributions to StanCorp totaling $200.0 million and $390.0 million, respectively. The 2014 distributions included a $240 million extraordinary distribution that was used to capitalize StanCap Insurance Company. Effective September 30, 2014, StanCap Insurance Company entered into a reinsurance agreement with Standard to reinsure Standard’s group life and AD&D business. This reinsurance agreement between StanCap Insurance Company and Standard replaced the yearly renewable term group life reinsurance agreement with Canada Life Assurance Company, which was terminated effective September 30, 2014. As a result of the extraordinary distribution in 2014, dividends required approval from the Oregon Insurance Division through September 2015 and were considered extraordinary.

            112            STANCORP FINANCIAL GROUP, INC.

State insurance departments require insurance enterprises to adhere to minimum Risk-Based Capital (“RBC”) requirements promulgated by the NAIC. At December 31, 2015 and 2014, the insurance subsidiaries’ capital and surplus levels were significantly in excess of that which would require corrective action by the insurance subsidiaries or regulatory agencies. The Authorized Control Level RBC was $154.2 million and $149.6 million at December 31, 2015 and 2014, respectively. At December 31, 2015, the capital and surplus of the Company’s insurance subsidiaries was approximately 410% of the Company Action Level RBC required by regulators, which was approximately 820% of the Authorized Control Level RBC required by the Company’s states of domicile. At December 31, 2014, the capital and surplus of the Company’s insurance subsidiaries was approximately 445% of the Company Action Level RBC required by regulators, which was approximately 890% of the Authorized Control Level RBC required by the Company’s states of domicile.

The following table reconciles the statutory capital and surplus of the insurance subsidiaries based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP equity:

	December 31,

(In millions)	2015	2014

Statutory capital and surplus	$1,165.9	$1,228.4

Adjustments to reconcile to GAAP equity:
Future policy benefits and other policyholder funds	299.1	276.0
DAC, VOBA and other intangible assets	393.7	365.7
Deferred tax liabilities	(259.6)	(245.6)
Asset valuation reserve	105.8	106.2
Valuation of investments	73.4	243.4
Interest maintenance reserve	17.5	28.5
Equity of StanCorp and its non-insurance subsidiaries	480.7	277.5
Non-admitted assets	206.6	166.3
Pension and postretirement benefit plans	(6.5)	(11.3)
Capital lease obligations	(3.5)	(2.1)
Surplus note	(250.0)	(250.0)
Other, net	(32.3)	(27.4)

GAAP equity	$2,190.8	$2,155.6

The following table reconciles statutory net income based on statutory filings with applicable insurance regulatory authorities to the Company’s GAAP net income:

	Years ended December 31,

(In millions)	2015	2014	2013

Statutory net income	$166.4	$213.4	$198.5

Adjustments to reconcile to GAAP net income:
Future policy benefits and other policyholder funds	9.0	(24.3)	11.0
DAC and VOBA, net of amortization	18.3	9.2	9.4
Deferred income taxes	(66.8)	(5.7)	(13.5)
Current income taxes	36.3	9.6	9.6
Earnings of StanCorp and its non-insurance subsidiaries	33.8	8.9	(8.9)
Deferred capital gains (interest maintenance reserve)	(11.1)	3.0	0.7
Pension and postretirement benefit plans	(5.0)	(2.6)	17.6
Share-based compensation	---	---	(3.6)
Investments	45.6	(1.1)	5.6
Other, net	(12.0)	(0.1)	(0.8)

GAAP net income	$214.5	$210.3	$225.6

2015 ANNUAL REPORT            113

Part II

18.	LONG-TERM DEBT

On August 10, 2012, the Company issued $250 million of 5.00%, 10-year senior notes (“Senior Notes’’), which mature on August 15, 2022. Interest is payable semi-annually on February 15 and August 15.

The Company has $252.9 million of 6.90%, Subordinated Debt, which matures on June 1, 2067 and is non-callable prior to June 1, 2017. In 2014, the Company repurchased $47.1 million in principal amount of Subordinated Debt. Interest is payable semi-annually on June 1 and December 1 for the first 10 years up to June 1, 2017, and quarterly thereafter at a floating rate equal to three-month LIBOR plus 2.51%. StanCorp has the option to defer interest payments for up to five years. The declaration and payment of dividends to shareholders would be restricted if the Company elected to defer interest payments on its Subordinated Debt. If elected, the restriction would be in place during the interest deferral period. StanCorp is currently not deferring interest on the Subordinated Debt. In the second quarter of 2015, the Company entered into $252.9 million of interest rate swaps to convert the floating rate of the Company’s Subordinated Debt to a weighted-average fixed rate of 5.13%, beginning June 1, 2017 until June 1, 2042. See “Note 11—Derivative Financial Instruments.”

The following table sets forth the Company’s long-term debt:

	December 31,
(In millions)	2015	2014

Long-term debt:
Senior notes	$250.0	$250.0
Subordinated debt	252.9	252.9
Other long-term borrowings	2.4	1.0

Total long-term debt	$505.3	$503.9

19.	COMMITMENTS AND CONTINGENCIES

Litigation Contingencies

Since entering into the Merger Agreement dated July 23, 2015 with Meiji Yasuda and Merger Sub, the Company, members of the Company’s Board and the Meiji Yasuda parties have been named as defendants in four putative class action lawsuits brought by purported shareholders of the Company on behalf of the Company’s shareholders challenging the merger. See “Note 22—Proposed Merger with Meiji Yasuda” for more information.

The four lawsuits were filed in the Circuit Court of the State of Oregon for the County of Multnomah under the following captions: Shiva Stein, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV20372, filed July 31, 2015, Bud and Sue Frashier Family Trust, et al. v. J. Greg Ness, et al., Case No. 15CV20832, filed August 7, 2015, Grant Causton, et al. v. StanCorp Financial Group, Inc., et al., Case No. 15CV22197, filed August 20, 2015, and Janet Shock v. StanCorp Financial Group, Inc., et al., Case No. 15CV23748 (later amended to substitute Hillery Scott as plaintiff), filed September 8, 2015. On January 14, 2016, the Multnomah County Circuit Court granted an order of consolidation and appointment of co-lead counsel, consolidating the four lawsuits for purposes of hearing and trial (the “Oregon Action”).

The complaints allege, among other things, that the Company’s directors violated their fiduciary duties to the Company’s shareholders by entering into the Merger Agreement, by putting their personal interests and the interests of the Meiji Yasuda parties ahead of the interests of the Company’s shareholders, and by failing to provide the Company’s shareholders with material information to make an informed vote on the approval of the Merger Agreement. The complaints also allege that the Company and the Meiji Yasuda parties knew of alleged breaches of fiduciary duties and aided and abetted those breaches.

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

On November 3, 2015, the Company, each of the members of the Company’s Board, Meiji Yasuda, and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Oregon Action, which sets forth the parties’ agreement in principle for a settlement of the Oregon Action in which the Company would make certain supplemental disclosures regarding the Merger in exchange for a release. As set forth in the MOU, the Company, the members of the Company’s Board, Meiji Yasuda, and Merger Sub agreed to the settlement solely to eliminate the burden, expense, distraction, and uncertainties inherent in further litigation, and without admitting any liability or wrongdoing. The settlement is subject to court approval.

The Company made the agreed-upon additional disclosures related to the Merger in a Current Report on Form 8-K filed with the SEC on November 3, 2015. As contemplated by the MOU, nothing in the Form 8-K or any stipulation of settlement is an admission of the legal necessity or materiality of any of the disclosures set forth in the Form 8-K.

            114            STANCORP FINANCIAL GROUP, INC.

Except as set forth above, to the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of its properties is the subject.

In the normal course of business, the Company is involved in various legal actions and other state and federal proceedings. A number of actions or proceedings were pending at December 31, 2015. In some instances, lawsuits include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from the actions or proceedings, including the lawsuits mentioned above, is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

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

Under the agreement, the Company is subject to two financial covenants, which are based on the Company’s ratio of total debt to total capitalization and consolidated net worth. The Company is also subject to covenants that limit subsidiary indebtedness. The Facility is subject to pricing levels based upon the Company’s publicly announced debt ratings and includes an interest rate option at the election of the borrower of a base rate plus the applicable margin or LIBOR plus the applicable margin, plus facility and utilization fees. At December 31, 2015, the Company was in compliance with all financial covenants under the Facility. The Company issued a letter of credit, which reduced the available balance by $1.0 million on the Facility at December 31, 2015. On October 27, 2015, the Company amended the Facility to change the definition of change in control to allow for the proposed merger with Meiji Yasuda.

Operating Lease Commitments

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2023. Some of these leases have renewal options for periods ranging from one to ten years.

The following table sets forth future minimum payments under the leases:

(In millions)	Amount
2016	$10.0
2017	7.5
2018	4.3
2019	2.3
2020	0.9
Thereafter	0.6

Total rent expense was $13.0 million, $13.3 million and $13.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the minimum future rental receivables on non-cancelable leases of retail and office space with initial terms of one year or more:

(In millions)	Amount
2016	$6.3
2017	3.9
2018	3.6
2019	2.9
2020	2.0
Thereafter	6.3

Other Financing Obligations

The Company’s financing obligations include long-term debt and capital lease payment obligations as well as commitments to fund commercial mortgage loans.

The Company’s debt obligations consisted primarily of the $250 million of 5.00% Senior Notes and the $252.9 million of 6.90% Subordinated Debt. See “Note 18—Long-Term Debt” for additional information.

At December 31, 2015, the Company had $273.0 million outstanding under funding agreements with the FHLB of Des Moines, with fixed interest rates ranging from 0.69% to 3.79% that mature in 1 to 15 years. The funding agreements with the FHLB of Des Moines are recorded as other policyholder funds on the Company’s consolidated balance sheets.

2015 ANNUAL REPORT            115

Part II

At December 31, 2015, the Company had $103.8 million of commitments to fund tax-advantaged investments, which included $102.7 million of commitments to fund tax-advantaged investments that qualify as affordable housing investments. These commitments are recorded as other liabilities on the Company’s consolidated balance sheets, with a corresponding amount recorded as other invested assets.

The following table sets forth the commitments to fund tax-advantaged investments that qualify as affordable housing investments:

(In millions)	Amount
2016	$52.7
2017	39.1
2018	5.5
2019	0.9
2020	0.6
Thereafter	3.9

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 90 days in advance. At December 31, 2015, the Company had outstanding commitments to fund commercial mortgage loans totaling $227.0 million, with fixed interest rates ranging from 4.00% to 6.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee and good faith deposit. Alternatively, if the Company terminates a commitment due to the disapproval of a commitment requirement, the commitment fee and good faith deposit may be refunded to the borrower, less an administrative fee.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Net Unrealized Gains (Losses) on Fixed Maturity Securities— Available-for-Sale	Employee Benefit Plans	Net Unrealized Gains on Derivative Instruments		Total Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2014	$173.2	$(38.5)	$	---	$134.7

Other comprehensive income (loss), net of tax before reclassification adjustment(1)	50.3	(70.4)		---	(20.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax(2)	(2.0)	1.7		---	(0.3)

Net other comprehensive income (loss), net of tax	48.3	(68.7)		---	(20.4)

Balance, December 31, 2014	221.5	(107.2)		---	114.3

Other comprehensive (loss) income, net of tax before reclassification adjustment(3)	(165.2)	5.3		5.8	(154.1)
Amounts reclassified from accumulated other comprehensive income, net of tax(4)	4.2	8.7		---	12.9

Net other comprehensive (loss) income, net of tax	(161.0)	14.0		5.8	(141.2)

Balance, December 31, 2015	$60.5	$(93.2)		$5.8	$(26.9)

(1)	Net of tax expense of $24.6 million for net unrealized gains on fixed maturity securities and net of tax benefit of $37.9 million for employee benefits.
(2)	Net of tax benefit of $1.1 million for net unrealized gains on fixed maturity securities and net of tax expense of $0.9 million for employee benefits.
(3)

Net of tax benefit of $85.7 million for net unrealized losses on fixed maturity securities and net of tax expenses of $2.9 million for employee benefits and $3.1 million for net unrealized gains on derivative instruments.

(4)	Net of tax expenses of $2.3 million for net unrealized gains on fixed maturity securities and $4.7 million for employee benefits.

21.	SEVERANCE, TRANSITION COSTS AND LEASE TERMINATIONS

During 2015, the Company incurred $7.8 million of expenses for the proposed merger with Meiji Yasuda. See “Note 22—Proposed Merger with Meiji Yasuda” for more information.

During 2013, the Company implemented expense management initiatives to offset the negative effects of the continued low interest rate environment and lower Employee Benefits premiums compared to prior periods.

            116            STANCORP FINANCIAL GROUP, INC.

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

On July 23, 2015, the Company entered into a Merger Agreement with Meiji Yasuda and Merger Sub, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Meiji Yasuda. The parties expect to close the Merger on March 7, 2016 subject to satisfaction of closing conditions.

If the proposed Merger is completed, each share of the Company’s common stock, no par value, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $115.00 in cash, without interest (the “Per Share Merger Consideration”). Options, awards of restricted stock units and awards of performance-based restricted stock units granted or issued under various benefit plans will be paid out as described below under “Treatment of Equity Incentive Awards.”

During the third quarter of 2015, Meiji Yasuda and the Company filed the required notifications with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission. On September 16, 2015, the request for early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended was granted.

On September 21, 2015, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission and provided notice of the special meeting of shareholders held on Monday, November 9, 2015. At the special meeting, shareholders approved the Merger Agreement and other related matters.

On February 8, 2016, the Company informed the New York Stock Exchange that StanCorp and Meiji Yasuda have received all regulatory approvals for Meiji Yasuda’s previously announced acquisition of StanCorp, and that the closing of the Merger is anticipated to occur on March 7, 2016, subject to the satisfaction of all necessary conditions to closing.

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

2015 ANNUAL REPORT            117

Part II

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

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth select unaudited financial information by calendar quarter:

	2015
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$551.3	$538.5	$542.6	$532.1
Administrative fees	32.9	32.5	33.1	32.7
Net investment income	160.8	153.7	159.3	153.3
Net capital losses	(5.1)	(6.2)	(0.5)	(8.6)

Total revenues	739.9	718.5	734.5	709.5
Benefits to policyholders	434.0	404.3	404.7	398.7
Net income	38.5	55.2	64.3	56.5

Net income per common share:
Basic	$0.91	$1.30	$1.52	$1.34
Diluted	0.89	1.28	1.50	1.32

	2014
(In millions—except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Premiums	$515.8	$507.3	$519.2	$510.1
Administrative fees	33.8	32.8	32.6	31.6
Net investment income	155.9	152.6	154.8	153.9
Net capital (losses) gains	(6.8)	(4.7)	0.5	(1.1)

Total revenues	698.7	688.0	707.1	694.5
Benefits to policyholders	394.1	360.8	426.2	401.1
Net income	51.6	69.8	40.8	48.1

Net income per common share:
Basic	$1.23	$1.63	$0.94	$1.10
Diluted	1.21	1.62	0.93	1.08

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

            118            STANCORP FINANCIAL GROUP, INC.

Item 9A.	Controls and Procedures

Management of StanCorp Financial Group, Inc. (the “Company”) has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2015, and designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Company management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

2015 ANNUAL REPORT            119

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StanCorp Financial Group, Inc.

Portland, Oregon

We have audited the internal control over financial reporting of StanCorp Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2016

            120            STANCORP FINANCIAL GROUP, INC.

Item 9B.	Other Information

On February 22, 2016, the Organization & Compensation Committee of the Board of Directors approved a revised form of the long-term incentive award agreement for senior executives to be effective for performance periods 2016-2017. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.20.

On February 22, 2016, the Organization & Compensation Committee of the Board of Directors approved a revised form of the long-term incentive award agreement for senior executives to be effective for performance periods 2016-2018. A copy of the form of agreement is attached hereto and filed herewith as Exhibit 10.21.

2015 ANNUAL REPORT            121

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is information about each Director as of December 31, 2015:

Name	Age	Director Since(1)	Position Held	Term Expires(2)

Virginia L. Anderson	68	1989	Director	2016
Frederick W. Buckman	69	1996	Director	2017
Ranjana B. Clark	55	2014	Director	2016
Timothy A. Holt	62	2014	Director	2016
Debora D. Horvath	60	2012	Director	2016
Duane C. McDougall	63	2009	Director	2016
Kevin M. Murai	52	2013	Director	2016
J. Greg Ness	58	2009	Chairman	2017
Eric E. Parsons	67	2002	Director	2016
Mary F. Sammons	69	2008	Lead Independent Director	2017
E. Kay Stepp	70	1997	Director	2016

(1)	Directors elected prior to 1999 served on the Board of Standard Insurance Company, and became Directors of StanCorp Financial Group, Inc. during the reorganization in 1999.
(2)

In 2014, shareholders approved an amendment to the Company’s Articles of Incorporation to provide for the declassification of the Board over a three-year period beginning at the 2015 Annual Meeting, with the term of one class of directors expiring each year, and all directors being elected for one-year terms once their previous three-year term expires.

Virginia L. Anderson is currently Principal of VLA Consulting, a sole proprietorship. From May 2007 through November 2008, Ms. Anderson was President of the Safeco Insurance Foundation, a private charitable foundation established by Safeco Insurance in Seattle, Washington. From 1988 to April 2006, Ms. Anderson was the director of the Seattle Center, a 74-acre, 31-facility urban civic center, located in Seattle, Washington. Previously, Ms. Anderson spent ten years at Cornerstone Development Company, a Seattle real estate and property management firm, where she served as senior vice president of several key divisions. She has served on multiple corporate and civic boards, including Washington Energy Company, U.S. Bank of Washington, and as chair of the Board of Trustees for Cornish College of the Arts. Ms. Anderson’s many years of experience as director of the Seattle Center, her real estate and property management experience, service on other company boards and her civic contributions make her a valued contributor to the Board and a prime example of the Board’s goal of retaining members with a breadth of business experience.

Ranjana B. Clark is head of Transaction Banking for MUFG Americas Holdings Corporation and its primary subsidiary, MUFG Union Bank, N.A., where she leads the Treasury Management and Global Trust & Custody businesses, and company-wide digital channels. Prior to joining MUFG Union Bank in 2013, she was Chief Customer and Marketing Officer at PayPal and had a dual role as President of Global Business Payments and Executive Vice President and Head of Global Strategy at The Western Union Company. Ms. Clark also held a number of senior management positions at Wells Fargo and its predecessors during her 20 years there, including Senior Executive Vice President and Chief Marketing Officer. Ms. Clark’s focused expertise in treasury management, payment innovations, marketing and customer experience, in addition to her broad range of international business experience make her a valuable contributor to the Board.

Timothy A. Holt retired from Aetna, Inc., a diversified health care benefits company, in 2008, after 30 years of service. He served as Chief Investment Officer from 1997 to 2008. Prior to being named Chief Investment Officer, Mr. Holt held various senior management positions with Aetna. Mr. Holt is on the board of directors of Virtus Investment Partners, Inc., where he has served since 2009, and is currently chairman of the Governance Committee and a member of the Risk and Finance Committee. Mr. Holt is also on the board of directors of MGIC Investment Corporation, where he is chairman of the Securities Investment Committee and a member of the Audit Committee. Mr. Holt brings years of senior leadership experience and expertise in financial services and investment management, which make him a valuable contributor to the Board.

Kevin M. Murai is President, Chief Executive Officer and Director of SYNNEX Corporation, a business process services company, and has served in this capacity since 2008. Prior to SYNNEX, Mr. Murai was employed for 19 years at Ingram Micro Inc., during which time he served in several executive management positions, including most recently as President, Chief Operating Officer and as a member of the board of directors. Currently, he is chairman of the board of directors for the Global Technology Distribution Council, and on the Dean’s Advisory Council of the University of Waterloo. As the chief executive of a large publicly traded company with global operations, Mr. Murai’s proven leadership abilities and significant business experience make him a valuable contributor to the Board.

Eric E. Parsons was Chairman of the Board of StanCorp from May 2004 through November 2011 and was Chief Executive Officer of StanCorp and the Company’s principal subsidiary, Standard Insurance Company, from January 2003 through June 2009. From May 2002 to September 2008, Mr. Parsons also served as President of both entities. In 2002, prior to his appointment as

            122            STANCORP FINANCIAL GROUP, INC.

President and Chief Executive Officer, Mr. Parsons was President and Chief Operating Officer of StanCorp and Standard Insurance Company. Prior to May 2002, he served as Chief Financial Officer and held other management positions in finance, investments, mortgage loans and real estate. Mr. Parsons’ extensive history as an executive in various divisions of the Company and as President and Chief Executive Officer of Standard Insurance Company allows him to carefully examine Company operations and financial issues and provide insight into the Company’s overall strategy. His in-depth knowledge of the insurance and financial industries and extensive knowledge of the Company’s operations make him a valued contributor to the Board.

Frederick W. Buckman has been Chairman and Chief Executive Officer of Powerlink Transmission Company, a facilitator of independent power transmission infrastructure development, since June 2012. He also serves as a director on the boards of General Fusion, Solomon Corporation and Smart Wires Inc. From March 2009 through August 2010, Mr. Buckman was President of the Power Group, a division of The Shaw Group Inc., a provider of engineering, design, construction, and maintenance services to government and private-sector clients in the energy, environmental, infrastructure, and emergency response markets. From 2007 to 2009, Mr. Buckman was Managing Partner of Utilities at Brookfield Asset Management, a global asset manager focused on property, power and other infrastructure assets. From 1999 to 2006, Mr. Buckman served as Chairman of Trans-Elect, Inc., an independent company engaged in the ownership and management of electric transmission systems. Mr. Buckman is also President of Frederick Buckman, Inc., a consulting firm located in Vancouver, Washington. From 1994 to 1998 Mr. Buckman served as President, Chief Executive Officer and Director of PacifiCorp, a holding company of diversified businesses, including an electric utility based in Portland, Oregon. Mr. Buckman brings his extensive history as a business leader to the Board, and his demonstrated management ability at senior levels allows him to provide critical insight into the operational aspects of the Company.

Debora D. Horvath is Principal of Horvath Consulting LLC, which she founded in 2010. From 2008 to 2010, Ms. Horvath was Executive Vice President for JP Morgan Chase & Co. From 2004 to 2008, Ms. Horvath was Executive Vice President and Chief Information Officer for Washington Mutual, Inc. Ms. Horvath, a 25-year veteran from GE, also served 12 years as Senior Vice President and Chief Information Officer for the GE Insurance businesses. Ms. Horvath was also a director of the Federal Home Loan Bank of Seattle until November 2013. Ms. Horvath’s leadership of a global information technology organization and robust experience in information technology leadership positions, as well as financial services and insurance industry expertise, make her an excellent fit to round out the skills the Board is seeking to maximize its oversight role.

Duane C. McDougall served as Chief Executive Officer of Boise Cascade, LLC, a privately held manufacturer of wood products from December 2008 to August 2009 and as chairman of the board from December 2008 until March 2015. He continues to serve on the board of directors of Boise Cascade, LLC and is also the lead independent director and the Compensation Committee chair of The Greenbrier Companies, Inc. He was President and Chief Executive Officer of Willamette Industries, Inc., an international forest products company, from 1998 to 2002. Prior to becoming President and Chief Executive Officer, Mr. McDougall served as Chief Accounting Officer and in other operating and finance positions during his 23-year tenure with Willamette Industries, Inc. Mr. McDougall served as a director of West Coast Bancorp until December 31, 2011, and served as a director of Cascade Corporation until it was sold in 2013. Mr. McDougall’s many years of experience as Chief Executive Officer and other executive leadership positions with Willamette Industries, Inc., along with his strong financial expertise, human resource and governance expertise, and service on other public company boards of directors make him an excellent fit for the Board.

J. Greg Ness is Chairman, President and Chief Executive Officer of StanCorp and the Company’s principal subsidiary, Standard Insurance Company, and has served in this capacity since December 2011. From July 2009 through November 2011 he served as President and Chief Executive Officer. He previously served as President and Chief Operating Officer beginning in September 2008. Prior to his appointment as President, Mr. Ness served in a variety of positions since 1979, including Senior Vice President of Insurance Services, Senior Vice President of Investments, President of StanCorp Mortgage Investors, LLC and StanCorp Investment Advisers, Inc., Vice President and Corporate Secretary, and Vice President of Retirement Plans Sales and Marketing. Mr. Ness’s long history of service to the Company in many different capacities gives him a depth and breadth of experience that is an essential component of the leadership profile that the Board seeks in its membership and needed for service as Chairman of the Board.

Mary F. Sammons is the Board’s Lead Independent Director. Ms. Sammons is retired Chairman and Chief Executive Officer of Rite Aid Corporation. She served as the Chief Executive Officer of Rite Aid Corporation from 2003 to June 2010 and was on the board of directors from 1999 until June 2013, serving as chairman of the board until June 2012. She served as President of Rite Aid Corporation from December 1999 through September 2008. From January 1998 to December 1999, Ms. Sammons served as President and Chief Executive Officer of Fred Meyer Stores, Inc., and from 1980 to 1998, she held a number of senior executive positions for Fred Meyer. She currently serves as chair of the Compensation Committee of Magellan Health, a specialty health care manager. Ms. Sammons brings a unique perspective to the Board through her extensive retail, marketing and operational experience. Her extensive Chief Executive Officer and senior executive experience brings valuable insight into Company financial operations and business issues facing the Company.

E. Kay Stepp was Principal and Owner of Executive Solutions, a management consulting firm in Portland, Oregon from 1994 to 2002. From 1989 to 1992, Ms. Stepp was President and Chief Operating Officer of Portland General Electric (“PGE”), a Portland, Oregon utility company, where she held various executive positions since 1978. From 2002 through 2009, Ms. Stepp served as Chair

2015 ANNUAL REPORT            123

Part III

of the corporate board of Providence Health & Services. She is a director of Franklin Covey Co., where she has served since 1997, and currently serves as chair of the Organization & Compensation Committee. Ms. Stepp is a former director of Planar Systems, Inc. and of the Federal Reserve Bank of San Francisco. Ms. Stepp brings a breadth of executive and governance experience to the Board. Her past executive leadership roles in human resources, marketing, information technology and operations; her work as an executive coach to senior executives; and her service on diverse public and private company boards in the financial, retail, technology, manufacturing, services and consulting sectors make her an excellent member of the Board.

EXECUTIVE OFFICERS

The following table sets forth the executive officers of StanCorp Financial Group, Inc. (“StanCorp”) and Standard Insurance Company (“Standard”) as of December 31, 2015:

Name	Age	Position(2)
Floyd F. Chadee	58	Senior Vice President and Chief Financial Officer of StanCorp and Standard
Katherine M. Durham(1)	49	Vice President, Individual Disability Insurance and Corporate Marketing and Communications of Standard
Scott A. Hibbs(1)	54	Vice President and Chief Investment Officer of Standard
John A. Hooper(1)	61	Vice President, Human Resources of Standard
Daniel J. McMillan(1)	49	Vice President, Employee Benefits of Standard
J. Gregory Ness	58	Chairman, President and Chief Executive Officer of StanCorp and Standard
David M. O’Brien(1)	59	Senior Vice President, Information Technology of Standard

(1)	Denotes an officer of a subsidiary who is not an officer of StanCorp but who is considered an “executive officer” of StanCorp under the regulations of the Securities and Exchange Commission.
(2)

James B. Harbolt served as Vice President, Asset Management of Standard beginning September 2013. On May 6, 2015, the Company announced a strategic reorganization and effective May 31, 2015, the executive leadership position held by Mr. Harbolt was eliminated.

Floyd F. Chadee, Ph.D., FSA, has been Senior Vice President and Chief Financial Officer of StanCorp and Standard since April 2008. Prior to this position, Mr. Chadee served as Senior Vice President and Chief Financial Officer at Assurant Employee Benefits, a part of Assurant, Inc., and was with Assurant Employee Benefits since 1998.

Katherine M. Durham has been Vice President, Individual Disability Insurance and Corporate Marketing and Communications of Standard since September 2013, which includes responsibility for corporate-wide marketing, corporate communications and leading the Individual Disability segment. From March 2010 to September 2013, Ms. Durham served as Vice President, Corporate Marketing and Communications of Standard. Prior to joining Standard, Ms. Durham served as Vice President of Marketing for Hewlett-Packard’s Americas Imaging and Printing Group. During her nine years at HP, she moved into roles of increasing responsibility in a variety of functions including business planning, market insight, communication and operations.

Scott A. Hibbs has been Vice President and Chief Investment Officer of Standard since September 2013, which includes responsibility for the Standard’s investment management division including the fixed income portfolio, StanCorp Mortgage Investors, LLC and StanCorp Real Estate, LLC. In addition to his responsibilities as Vice President and Chief Investment Officer of Standard, Mr. Hibbs assumed the responsibilities of the Asset Management Group of Standard in June 2015. From January 2009 to September 2013, Mr. Hibbs served as Vice President, Asset Management of Standard. From September 2007 to January 2009, Mr. Hibbs served as Vice President, Insurance Services of Standard. From July 2005 to September 2007, Mr. Hibbs served as Vice President, Asset Management of Standard, which included responsibility for StanCorp Investment Advisers. From July 2004 to July 2005, Mr. Hibbs served as Vice President of Corporate Strategy and Business Development. Prior to July 2004, Mr. Hibbs served as Assistant Vice President of Investor Relations and Financial Planning. Mr. Hibbs has been with the Company since 2000.

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

            124            STANCORP FINANCIAL GROUP, INC.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires Directors and Executive Officers to file reports of holdings and transactions in the Company’s common stock with the Securities and Exchange Commission (“SEC”). Based on the Company’s records and other information, the Company believes that all applicable Section 16(a) filings requirements were met in 2015.

CODE OF ETHICS

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

AUDIT COMMITTEE

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act.

The following table shows the membership for the audit committee for 2015:

Audit Committee
Duane C. McDougall, Chair	Frederick W. Buckman
Ranjana B. Clark	Timothy A. Holt
Debora D. Horvath	Mary F. Sammons

AUDIT COMMITTEE FINANCIAL EXPERT

The Board has determined that Timothy A. Holt and Duane C. McDougall meet the qualifications of and have been designated as Audit Committee Financial Experts in accordance with the requirements of applicable SEC rules, and that each of them meets all independence requirements for Audit Committee membership under applicable NYSE Euronext and SEC rules.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers (“NEOs”)

The NEOs who appear in the compensation tables are:

Name	Position Held
J. Greg Ness	Chairman, President and Chief Executive Officer
Floyd F. Chadee	Senior Vice President and Chief Financial Officer
Katherine M. Durham	Vice President, Individual Disability Insurance and Corporate Marketing and Communications
James B. Harbolt(1)	Former Vice President, Asset Management
Scott A. Hibbs	Vice President and Chief Investment Officer
Daniel J. McMillan	Vice President, Employee Benefits

(1)	Mr. Harbolt’s executive leadership position as Vice President, Asset Management was eliminated effective May 31, 2015, due to a strategic reorganization.

2015 ANNUAL REPORT            125

Part III

Say-on-Pay Vote Results

The Board of Directors has adopted a policy providing for an annual advisory shareholder vote to approve our executive compensation. The non-binding proposal regarding compensation of the NEOs submitted to shareholders at our 2015 Annual Meeting was approved by 98% of the votes cast, which is the same percentage as the previous year’s favorable vote. The Organization and Compensation Committee (the “O & C Committee”) considered this favorable vote by the shareholders as a strong endorsement of our compensation program and therefore has not made, and is not considering, any changes to the compensation program in response to those votes.

Compensation Philosophy

The Company’s compensation program is designed to meet the following key objectives:

•	Align compensation so that goals are tied to actual business results.
•	Provide total compensation that allows us to attract and retain high-quality executives and compete with other organizations nationwide for executive talent.
•	Provide incentives to reward achievement of short and long-term profitability, growth and expense control goals that deliver value to shareholders.
•	Ensure that the interests of our Executive Officers are aligned with those of our shareholders through grants of equity.
•

Motivate our officers to deliver superior performance without encouraging unnecessary or excessive risk taking by aligning incentives with long-term financial objectives where possible and ensuring adequate controls exist over achievement of incentive pay.

In making decisions with respect to the executive compensation program or any specific element of compensation, the O & C Committee considers the total current compensation that may be awarded to the Executive Officer, including salary, benefits and short and long-term incentive compensation.

Elements of Compensation

The following table outlines the elements that comprise the total compensation awarded to the Company’s NEOs:

Compensation Component	Description	Purpose
Base Salary	Fixed compensation. Reviewed annually and adjusted when and if appropriate	Intended to compensate fairly for performance and the responsibilities of the position
Short-Term Incentive Plan (“STIP”)	Variable annual performance based incentive compensation	Intended to reward achievement of annual goals
Long-Term Incentives	Variable three-year performance share awards, stock options, and restricted stock units (“RSUs”)	Intended to reward achievement of long term goals and stock price appreciation
Defined Benefit and Defined Contribution Retirement Plans	Qualified and supplemental nonqualified retirement benefits	Intended to provide benefits that support employees in attaining financial security
Change of Control Arrangements	Cash severance benefits, accelerated vesting of options and RSUs, and pro-rated performance share target payouts, with no tax gross-ups	Intended to provide continuity of management in the event of a change of control

            126            STANCORP FINANCIAL GROUP, INC.

Use of Market Data

The Company is a complex organization and the O & C Committee necessarily must make each compensation decision in the context of the particular Executive Officer, including the characteristics of the business or market in which the individual operates and the individual’s specific roles, responsibilities, qualifications and experience. The O & C Committee reviews competitive market data provided by its compensation consultant (Mercer, LLC (“Mercer”) in 2014 and Pay Governance, LLC (“Pay Governance”) in 2015) as one tool to establish a competitive range of base salary and short and long-term incentive compensation. The Company uses two information sources. The first is a “peer” group of fourteen insurance industry companies selected by the O & C Committee based on comparability to the Company on several financial metrics including annual revenues, net income, total assets and market capitalization. In November 2014, when the O & C Committee reviewed data for 2015 compensation decision-making purposes, this group consisted of the following companies:

American Financial Group Inc.	Everest Re Group Ltd.
American National Insurance Company	HCC Insurance Holdings, Inc.
Arch Capital Group Ltd.	Kemper Corporation (formerly known as Unitrin, Inc.)
Aspen Insurance Holdings Limited	Protective Life Corporation
Axis Capital Holdings Ltd.	Symetra Financial Corporation
Cincinnati Financial Corporation	The Hanover Insurance Group, Inc.
Endurance Specialty Holdings Ltd.	Torchmark Corporation

This is the same peer group used in the prior year.

The second information source the Company uses is a broader market composite by position prepared by its compensation consultant based on data from two published compensation surveys in which we participate and trended forward to the beginning of 2015 using a 3.0% annual growth rate. The following published compensation surveys were used in the analysis for 2015 compensation decision-making purposes:

•	LOMA (Life Office Management Association), 2013 Executive Compensation Survey (the 2014 survey was not yet available)
•	Mercer, 2014 Executive Compensation Survey

When collecting data from the published compensation surveys for use in setting 2015 compensation, Mercer used data for similar sized companies (approximately $21 billion of average assets) in the non-healthcare insurance, finance and banking industries.

Base Salaries

Base salaries are established by the O & C Committee based on the Executive Officer’s performance, level of responsibility, and length of time in the position. The O & C Committee also considers market and competitive practices including peer group data and salary survey data prepared by its compensation consultant. Generally, it is the O & C Committee’s intent to target Executive Officers’ base salaries near the 50th percentile of the survey data and the peer data. Salary levels are in line with our philosophy and historical practice of placing greater emphasis on performance based compensation as a component of the overall compensation package and the Company’s goal of attracting and retaining high quality executives.

The following table shows 2014 salaries for each NEO and the 2015 salaries approved by the O & C Committee for each NEO in its annual review of base salaries in December 2014. The salary increases approved in December 2014 were effective in the second half of March 2015:

Name	2015 Salary	2014 Salary	Survey Median(1)	Peer Median(1)	Percentage Increase
J. Greg Ness	$975,000	$950,000	$965,000	$1,030,000	2.6%
Floyd F. Chadee	535,000	535,000	440,000	541,000	---
Katherine M. Durham	350,000	305,000	359,000	---	14.8
James B. Harbolt	425,000	400,000	462,000	502,000	6.3
Scott A. Hibbs	450,000	425,000	462,000	502,000	5.9
Daniel J. McMillan	510,000	500,000	510,000	618,000	2.0

(1)	Market Data used in the 2015 compensation decision-making process. Only survey data was used for Ms. Durham’s position, due to insufficient peer group data for her position.

The O & C Committee approved a 2.6% salary increase for Mr. Ness, which brought his base salary slightly over the survey median but still below the peer median. There was no change to Mr. Chadee’s base salary given that his salary was already over the median of the survey data and close to the peer group median. Recognizing her blended responsibilities and increased time devoted to

2015 ANNUAL REPORT            127

Part III

running the Individual Disability segment, the O&C Committee approved a 14.8% salary increase for Ms. Durham, which brought her base salary closer to the survey median. The O&C Committee approved a 6.3% salary increase for Mr. Harbolt and a 5.9% salary increase for Mr. Hibbs, which brought their salaries closer to the survey median. The O & C Committee approved a 2.0% salary increase for Mr. McMillan to bring his base salary to the median of the survey data.

Short-Term Incentive Plan

Annual incentives are paid to NEOs under the Company’s STIP. The O & C Committee establishes a target incentive for each NEO expressed as a percentage of salary paid during the year. The maximum incentive opportunity under the STIP is 200% of the target incentive. Minimum, target and maximum award levels for the 2015 STIP were:

Name	2015 Award Level
	Minimum	Target	Maximum
J. Greg Ness	62.5%	125.0%	250.0%
Floyd F. Chadee	42.5	85.0	170.0
Katherine M. Durham	35.0	70.0	140.0
James B. Harbolt(1)	37.5	75.0	150.0
Scott A. Hibbs	37.5	75.0	150.0
Daniel J. McMillan	37.5	75.0	150.0

(1)

Pursuant to the terms of the Company’s STIP, Mr. Harbolt was entitled to a modified payout for 2015 based on a target bonus calculated using gross salary paid in 2015 for the portion of the year Mr. Harbolt worked.

In the O & C Committee’s annual review in December 2014, the target incentive as a percentage of salary for all NEOs remained unchanged, except for Ms. Durham. The O & C Committee increased Ms. Durham’s target incentive to 70% in 2015 from 60% in 2014, recognizing her blended responsibilities and increased time devoted to running the Individual Disability segment.

2015 STIP Performance Goals and Results

For 2015, the O & C Committee maintained the structure of the STIP, which focuses the NEOs on the achievement of financial goals for our business, with a discretionary component used to differentiate individual performance and reward leadership efforts not reflected in financial results. Target goals for 2015 reflect the continued challenges of the interest rate environment and economic environment.

The performance goals for each NEO for the 2015 STIP, and the results and payout percentages for each goal, are shown on the following table:

2015 STIP Components		Performance Goals
	Weight	50% Threshold	100% Target	200% Maximum	Results	Payout %
(Dollars in millions—except per share data)
Adjusted earnings per share(1)	25.0%	$4.46	$4.98	$5.50	$5.47	194.2%
Adjusted return on equity(2)	25.0	9.0%	10.0%	11.0%	11.0%	200.0
Adjusted revenues(3)	15.0	$2,700.9	$2,785.1	$2,869.3	$2,922.8	200.0
Adjusted operating expenses(4)	15.0	489.1	479.1	469.1	479.1	100.0
Discretionary	20.0	n/a	n/a	n/a	n/a

(1)

Reported consolidated earnings per diluted share are adjusted to exclude after-tax restructuring costs and after-tax net capital gains and losses. Target adjusted earnings per diluted share of $4.98 represented a 5% decrease from 2014 performance.

(2)

Reported net income is adjusted to exclude after-tax restructuring costs and after-tax net capital gains and losses, and then divided by the average of starting and ending shareholders’ equity (excluding accumulated other comprehensive income (loss)). Target adjusted return on equity of 10.0% represented a 120 basis point decrease from 2014 performance.

(3)	Reported consolidated revenues are adjusted to exclude net capital gains and losses. Target adjusted revenues of $2,785.1 million were approximately equal to 2014 adjusted revenues.
(4)

Reported consolidated operating expenses are adjusted to exclude restructuring costs and compensation expense under short-term incentive plans. Target adjusted operating expenses of $479.1 million represented a 6% increase from 2014 performance.

Payout percentages approved by the O & C Committee under the discretionary portion of the 2015 STIP as a percentage of target were 200.0% for Mr. Ness, 195.0% for Mr. Chadee, 150.0% for Ms. Durham, 100.0% for Mr. Harbolt, 160.0% for Mr. Hibbs, and 160.0% for Mr. McMillan. Accordingly, the total STIP payouts as a percentage of target for 2015 were 183.6% for Mr. Ness, 182.6% for Mr. Chadee, 173.6% for Ms. Durham, 163.6% for Mr. Harbolt, 175.6% for Mr. Hibbs, and 175.6% for Mr. McMillan.

            128            STANCORP FINANCIAL GROUP, INC.

Long-Term Incentive Component

The long-term incentive component of the Company’s executive compensation program consists of performance share awards, stock options and time-based RSUs. The Company’s long-term incentives are designed to align the interests of its Executive Officers with those of its shareholders, to reinforce management’s long-term focus on corporate performance, and to provide an incentive for key Executive Officers to remain with the Company for the long term. Because all of the Company’s long-term incentives are stock-based, these incentives carry a significant exposure for the Executive Officers to downside equity performance risk.

In setting the target long-term incentive value (“Target LTI Value”) for awards granted in early 2015, the O & C Committee considered market peer group and survey data provided by its compensation consultant. The O & C Committee considered internal equity and applied judgment in weighing the relative contributions and responsibilities of the Executive Officers along with Executive Officers’ experience, tenure in their position and the economic environment.

The following table shows the Target LTI Values approved by the O & C Committee for each NEO in 2015 and 2014:

Name	2015 Target LTI Value	2014 Target LTI Value	LTI Survey Median Value(1)	LTI Peer Median Value(1)	Percentage Increase
J. Greg Ness	$2,700,000	$2,500,000	$3,332,000	$3,138,000	8.0%
Floyd F. Chadee	650,000	650,000	586,000	721,000	---
Katherine M. Durham	300,000	250,000	339,000	---	20.0
James B. Harbolt	600,000	450,000	646,000	588,000	33.3
Scott A. Hibbs	600,000	525,000	646,000	588,000	14.3
Daniel J. McMillan	700,000	525,000	776,000	922,000	33.3

(1)	Market data used in the 2015 compensation decision-making process. Only survey data was used for Ms. Durham’s position, due to insufficient peer group data for her position.

The Target LTI Value for Mr. Chadee for 2015 remained at its 2014 level as this was already above the survey median for his position. The O & C Committee increased the Target LTI Value for Mr. Ness by 8.0%, Ms. Durham by 20.0%, Mr. Harbolt by 33.3%, Mr. Hibbs by 14.3% and Mr. McMillan by 33.3% to bring their Target LTI Values closer to the survey group medians for their positions.

For awards granted in 2015, 25% of the Target LTI Value was allocated to RSUs, 25% was allocated to stock options and 50% was allocated to performance shares. For all NEOs, the portion of the Target LTI Value allocated to each of RSUs and performance shares was converted into a target number of shares using a 90-day average stock price of $65.99. The portion of the Target LTI Value allocated to stock options was converted into a number of option shares based on an option value of $21.24, which was the Black-Scholes value of an option granted with an exercise price of $65.99.

2015 Long-Term Incentive Awards

The following table shows the Target LTI Value awarded to each NEO in 2015, the allocation of such value between stock options, performance shares and RSUs, and the resulting number of stock options, performance shares and RSUs awarded:

		Stock Options		Performance Shares		Restricted Stock Units
Name	Target LTI Value	Percent	Quantity	Percent	Quantity At Target	Percent	Quantity
J. Greg Ness	$2,700,000	25.00%	31,776	50.00%	20,458	25.00%	10,229
Floyd F. Chadee	650,000	25.00	7,650	50.00	4,925	25.00	2,462
Katherine M. Durham	300,000	25.00	3,531	50.00	2,273	25.00	1,137
James B. Harbolt(1)	600,000	25.00	7,061	50.00	4,546	25.00	2,273
Scott A. Hibbs	600,000	25.00	7,061	50.00	4,546	25.00	2,273
Daniel J. McMillan	700,000	25.00	8,238	50.00	5,304	25.00	2,652

(1)	Unvested stock options, performance shares and RSUs granted to Mr. Harbolt were forfeited upon termination of his employment.

2015 ANNUAL REPORT            129

Part III

Performance Shares

Performance shares, which are issuable only if performance criteria specified in the award agreement are met, are an integral part of our long-term incentive program. Performance shares focus the recipients on designated long-term performance goals and vest only to the extent those goals are met. The O & C Committee makes annual performance share awards with payouts based on our financial performance over the three-year performance cycle commencing with the year the award is made as shown on the following table:

Award Year	Performance Period	Scheduled Payout
2013	2013-2015	2016
2014	2014-2016	2017
2015	2015-2017	2018

In 2015, the O & C Committee made a performance share grant to each NEO with vesting based on achievement of performance goals over the period of 2015 to 2017.

For performance share awards made in 2015, the O & C Committee used the same performance criteria as used in 2014, except that the Premium Growth Rank criteria used in 2014 was omitted. The performance criteria for the 2015 awards consist of the following components:

•

Total Shareholder Return (“TSR”) Rank, which is based on the TSR of our common stock and the common stock of nine competitors for the performance period (weighted at 50%). The ten companies, including us, will be ranked based on the TSR of each, and the payout level determined as described below. The nine competitors for this performance goal are Assurant, Inc., The Hartford Financial Services Group, Inc., Lincoln National Corporation, MetLife, Inc., Principal Financial Group, Inc., Prudential Financial, Inc., Symetra Financial Corporation, Unum Group and Voya Financial.

•

Return on Equity (“ROE”) Rank, which is based on the average of the net income return on equity (excluding accumulated other comprehensive income (loss)) achieved for each of the three years of the performance period by us and by nine competitors (weighted at 50%). The ten companies, including us, will be ranked based on the average return on equity of each, and the payout level determined as described below. The nine competitors for this performance goal are the same as those used for the TSR performance goal.

For each of the performance goals, the payout will be at the level set forth in the following table based on the Company’s rank within the applicable peer group:

Rank	Payout Percentage
1	200%
2	200
3	167
4	133
5	100
6	75
7	50
8	25
9	---
10	---

            130            STANCORP FINANCIAL GROUP, INC.

Executive Officers received performance share grants in 2013 to be paid out based on performance over the period of 2013 to 2015 using the same TSR and ROE performance goals described above (each weighted at 40%), except that Voya Financial was not included as a competitor company for TSR Rank or ROE Rank, and Protective Life was included for ROE Rank. For the 2013-2015 performance period, there were only eight competitors used for TSR performance goals, nine competitors used for ROE Rank, and a Premium Growth Rank performance goal weighted at 20% was also included. Premium Growth Rank was based on the percentage increase in premiums for group life, accidental death and dismemberment, and disability insurance product lines from 2012 to 2015 reported by us and by a peer group of nine competitors in those product lines. The ten companies, including us, were ranked based on the premium growth percentage of each, and the payout level determined as described below. The nine competitors for this performance goal were the same as used for the TSR performance goals, except that Aetna Inc. and CIGNA Corporation were included and Symetra Financial Corporation was excluded. For each of the performance goals for these 2013-2015 awards, the payout was at the level set forth in the following table based on the Company’s rank within the applicable peer group:

Rank	Payout Percentage
1	200%
2	200
3	167
4	133
5	100
6	63
7	25
8	---
9	---

Based on our performance for the 2013-2015 performance period, the payout percentage for these awards was 165% of target. The Company’s premium growth for the period was 0.8%, which achieved a rank of 8th, resulting in a payout percentage of 25% for that goal. The Company’s TSR for the period was 226.1%, which achieved a rank of 1st, resulting in a payout percentage of 200% for that goal. The Company’s ROE for the period was 10.7%, which achieved a rank of 2nd, resulting in a payout percentage of 200% for that goal.

Restricted Stock Units

RSUs promote executive retention because the shares do not vest until three years after they are granted and are forfeited if employment is terminated before vesting occurs. The inclusion of RSUs as a component of our equity incentive program also provides a base level of stock compensation to assist the Company’s Executive Officers in achieving their objectives under our stock ownership guidelines.

Stock Options

Stock options promote executive retention because they carry four-year vesting periods and are forfeited if employment is terminated before retirement or vesting occurs. Stock options are granted with terms of 10 years. Stock options also provide significant upside reward to Executive Officers for strong stock performance, but little or no reward for poor stock performance. The stock option exercise price is the closing market price of the common stock on the grant date, which is the date the award is approved by the O & C Committee.

Benefits Component

Retirement Plans

Defined Benefit Plans. The Standard Retirement Plan for Home Office Personnel is the Company’s qualified pension plan generally available to employees hired on or before January 1, 2003, including all of the NEOs other than Mr. Chadee and Ms. Durham. The pension plan is closed to new participants. Employees not eligible for the pension plan are eligible for additional non-elective employer contributions to the Company’s defined contribution plans in lieu of participation in the pension plan. Benefits under the pension plan are based on years of service and final average earnings, as is typical for defined benefit plans. However, the Internal Revenue Code limits the amount of annual earnings that can be included in calculating final average earnings under a qualified pension plan, which limits the retirement benefits of senior executives relative to their earnings during employment. To provide a level of income replacement in retirement consistent with that provided to other employees, and to provide a benefit package believed to be competitive with that provided to executives in comparable positions at comparable insurance companies, the Company provides the NEOs, other than Mr. Chadee and Ms. Durham, with nonqualified supplemental pension benefits under its Supplemental Retirement Plan for the Senior Management Group. This plan provides benefits that cover the difference between benefits payable under the pension plan and the benefits that would be payable under the pension plan without the limit on covered compensation required by the Internal Revenue Code. For more information, see “Pension Benefits at December 31, 2015.”

2015 ANNUAL REPORT            131

Part III

Defined Contribution Plans. The Standard 401(k) Plan is the Company’s tax qualified retirement savings plan pursuant to which its employees, including the NEOs, are able to make pre-tax contributions from their salary and short-term incentive compensation. The Company makes matching contributions for all participants each year equal to 100% of their elective deferrals up to 3% of their total salary and short-term incentive payout plus 50% of elective deferrals on the next 2% of their total salary and short-term incentive compensation. Employees not eligible for the pension plan are eligible for additional non-elective employer contributions under the 401(k) Plan equal to 2% to 6% (depending on years of service) of total salary and short-term incentive compensation. The Internal Revenue Code limits the amount of compensation that can be deferred, matched and supplemented under the 401(k) Plan. The Company also provides its Executive Officers with the opportunity to defer salary and short-term incentive compensation under our nonqualified Deferred Compensation Plan for Senior Officers, which is also an element of a competitive benefit package relative to executives in comparable positions at comparable insurance companies. We make matching contributions under this plan equal to 100% of elective deferrals up to 4% of excess salary and short-term incentive compensation, which is similar to the matching formula under the 401(k) Plan. The Company also makes supplemental contributions under this plan equal to the amounts that would have been contributed under the 401(k) plan formula if not for the tax law limits. Matching and supplemental contributions in 2015 for the NEOs under both plans are included under All Other Compensation in the “Summary Compensation Table.”

Perquisites

The only perquisites provided to the NEOs are tax and financial planning services, business or health club dues and parking.

Change of Control Arrangements

The Company has provided change of control severance protection to all of its Executive Officers since it became a publicly-traded company in 1999. The purpose of its change of control compensation program is to retain senior leadership and maintain management’s objectivity should the Company become engaged in a change of control situation. The specific terms of its Change of Control agreements and the potential benefits payable on a change of control are discussed under “Potential Payments Upon Termination or Change of Control.”

Operation of the Organization & Compensation Committee

The O & C Committee exercises sole authority with respect to performance evaluation, compensation and benefits of the Chief Executive Officer (“CEO”), oversees succession planning for Executive Officers other than the CEO, and approves the compensation of Executive Officers. The O & C Committee also oversees all of our broad-based compensation and stock programs. The O & C Committee is comprised of Chair, Frederick W. Buckman, Virginia L. Anderson, Timothy A. Holt, Duane C. McDougall, Kevin M. Murai and E. Kay Stepp, each of whom is an independent director under applicable NYSE Euronext listing standards.

The O & C Committee operates pursuant to a written charter that is available on our investor relations website and may be accessed at www.stancorpfinancial.com. Pursuant to its charter, the O & C Committee has full authority to approve the compensation of Executive Officers. The O & C Committee may not delegate this authority. The O & C Committee receives recommendations from the CEO as to compensation of other Executive Officers, and the CEO participates in O & C Committee discussions regarding the compensation of other Executive Officers. The O & C Committee meets in Executive Session without the CEO to determine his compensation.

In 2015, the O & C Committee reviewed the CEO and Executive Officer compensation program and benefits to ensure they continue to further our compensation objectives and reflect the O & C Committee’s commitment to link company performance with compensation. This review included a comprehensive report from the independent compensation consultant retained by the O & C Committee which assessed the effectiveness of the compensation program. As part of this analysis, the O & C Committee compared the Company’s compensation program and performance to those of comparable companies. In addition to this annual review, the O & C Committee regularly meets in Executive Session, without management present, to discuss items relating to executive and CEO compensation and performance. These annual and ongoing compensation reviews permit a continual evaluation of the link between organizational performance and compensation within the context of the O & C Committee’s compensation objectives and the compensation programs of comparable companies.

The O & C Committee directly retained the services of Pay Governance, to advise the O & C Committee on executive compensation matters, to assist in the evaluation of the competitiveness of executive compensation programs and to provide overall guidance to the O & C Committee in the design and operation of these programs. Pay Governance reports to the O & C Committee Chair, who establishes Pay Governance’s work agenda and determines how and to what extent Pay Governance interacts with management in the course of its work for the O & C Committee. Pay Governance’s primary role is to provide objective analysis, advice and information, and otherwise to support the O & C Committee in the performance of its duties. The O & C Committee conducted a conflict of interest assessment of Pay Governance in November 2015 and no conflict of interest was identified. The O & C Committee’s decisions about the executive compensation program, including the specific amounts paid to Executive Officers, are its own and may reflect factors and considerations other than the information and recommendations provided by Pay Governance.

            132            STANCORP FINANCIAL GROUP, INC.

In 2015, the O & C Committee instructed Pay Governance to perform the following activities:

•

Evaluate the competitive positioning of the Company’s base salary, annual incentive opportunity, long-term incentive compensation and benefits for the CEO and Executive Officers relative to the market and competitive practice.

•	Advise the O & C Committee on base salary and equity award levels for the Executive Officers and, as needed, on actual compensation actions.
•	Assess the alignment of the Company compensation levels relative to the performance of the Company and relative to the Company’s articulated compensation objectives.
•

Brief the O & C Committee on executive compensation trends among the Company’s peers, the broader industry, and the market and on regulatory, legislative and other developments relative to executive compensation, including proxy disclosure rules.

•	Evaluate the impact of the Company’s equity plans on annual share use, run rate and total dilution.

With the O & C Committee Chair’s approval, Pay Governance worked with the CEO and selected members of the Human Resources and legal staff during 2015 to obtain the information necessary to carry out its assignments from the O & C Committee. With respect to the CEO’s compensation, Pay Governance worked with the O & C Committee Chair and discussed CEO compensation with the vice president of the Company’s Human Resources Department.

Stock Ownership Guidelines

Executive Officers are expected to attain certain levels of stock ownership to align their interests with those of shareholders. The O & C Committee has established the following guidelines regarding the levels of stock Executive Officers are expected to attain:

Level	Multiple of Annual Base Salary
CEO	4x
All other Executive Officers	2x

For purposes of the Company’s guidelines, “ownership” excludes stock options that are not yet vested and stock options that are vested but not yet exercised. The guidelines provide that the value of the Company’s stock used to measure compliance is a 24-month rolling average of the closing market price. In adopting these guidelines, the O & C Committee acknowledged that Executive Officers would require several years to achieve the required ownership levels. If an Executive Officer has not satisfied his or her stock ownership level, he or she may not sell any owned shares of Company stock without the prior consent of the Nominating & Corporate Governance Committee in the case of the CEO, or the prior consent of the CEO in the case of other Executive Officers. This restriction on dispositions does not apply to the exercise of stock options. The O & C Committee annually reviews the progress of the NEOs in achieving these stock ownership objectives.

Executive Compensation Recoupment “Clawback” Policy

In February 2013, the O & C Committee recommended, and the Board adopted, an Executive Compensation Recoupment Policy (“clawback policy”) that allows the Company to recoup excess incentive compensation paid to an Executive Officer in the event of a material restatement of its financial results that involves fraud or willful misconduct by the Executive Officer. In the event of a material restatement of financial results, incentive compensation includes annual short term incentive payouts, performance share payouts, and excess proceeds from sales of stock acquired under stock option, restricted stock unit and performance share awards that occurred at inflated prices prior to the restatement. The clawback policy applies to all incentive compensation paid or received beginning in 2013.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for annual compensation over $1 million paid to their CEO and certain other highly compensated executive officers. The Internal Revenue Code generally excludes from the calculation of the $1 million cap compensation that is based on the attainment of pre-established, objective performance goals established under a shareholder-approved plan. Stock options and performance share awards under the Company’s 2002 Stock Incentive Plan are structured in a manner intended to qualify any compensation paid thereunder as “performance-based compensation” excluded from the calculation of the $1 million annual cap. In addition, the Company’s STIP is designed to qualify a portion of the annual incentive paid to each officer as “performance-based compensation” exempt from the $1 million cap. The 2015 STIP performance goals based on earnings per share, revenues, operating expenses, and return on equity all were intended to be the type of pre-established, objective performance goals that enable exclusion of the resulting compensation from the $1 million cap. These 162(m) qualified performance goals covered 80 percent of the annual incentive targets for each NEO in 2015. As a result of the O & C Committee’s various actions to qualify compensation as “performance based,” all of the compensation paid, in or for performance in 2015, to NEOs except for Mr. Ness was considered deductible under Section 162(m). A portion of the compensation paid, in or for performance in 2015, to Mr. Ness is nondeductible under Section 162(m).

2015 ANNUAL REPORT            133

Part III

REPORT OF THE ORGANIZATION AND COMPENSATION COMMITTEE

The Organization and Compensation Committee of the Company’s Board has reviewed and discussed with management the Compensation Discussion and Analysis contained in this annual report. Based on its review and these discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

Organization and Compensation Committee
Frederick W. Buckman, Chair	Virginia L. Anderson
Timothy A. Holt	Duane C. McDougall
Kevin M. Murai	E. Kay Stepp

Director Compensation

The following table shows the annual retainers for non-employee Directors for 2015:

Amount

Annual Board Retainer	$85,000
Annual Lead Independent Director Retainer	25,000
Annual Audit Committee Chair Retainer	20,000
Annual Organization & Compensation Committee Chair Retainer	15,000
Annual Nominating & Corporate Governance Committee Chair Retainer	10,000
Annual Stock Grant	100,000

The annual stock grant is received by each non-employee Director at the end of each year of service between annual meetings, and is for a number of shares having a value equal to $100,000 on the first day of the service period. Accelerated payout of 100% of the stock grants will occur upon the death or disability of the Director or a change in control of the Company.

The Company’s Stock Ownership Guidelines provide that, within five years of joining the Board, Directors are required to own and hold shares of the Company’s common stock equal in value to at least four times the annual board retainer.

The Company reimburses Directors for all travel and other expenses incurred in connection with their duties. The Company’s Directors receive only one retainer for serving on the boards of StanCorp and Standard Insurance Company.

Non-employee Directors are eligible to participate in the Company’s Deferred Compensation Plan for Directors. Under this plan, each Director may elect in advance to defer all of his or her annual cash retainer. Deferred amounts are credited to participants’ accounts under the plan and are credited periodically with the rate of return on the Standard Insurance Company Stable Asset Fund. The Standard Insurance Company Stable Asset Fund is one of the Company’s investment products for 401(k) plans and had a return of 4.0% in 2015. Participants make elections regarding distribution of their accounts at the time they elect to defer compensation. Distributions commence in the month following the later of the date a participant ceases to be a Director or the participant’s 65th birthday, and may be made in a lump sum or in annual installments over a period of two to ten years.

Director Compensation in 2015

The following table provides information regarding compensation of non-employee Directors for 2015:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)		All Other Compensation(4)	Total
Virginia L. Anderson	$85,000	$100,020	$	---	$5,000	$190,020
Frederick W. Buckman	100,000	100,020		---	2,500	202,520
Ranjana B. Clark	85,000	100,020		---	---	185,020
Timothy A. Holt	85,000	100,020		---	5,000	190,020
Debora D. Horvath	85,000	100,020		---	5,000	190,020
Duane C. McDougall	97,747	100,020		---	5,000	202,767
Kevin M. Murai	85,000	100,020		---	---	185,020
Eric E. Parsons	85,000	100,020		---	---	185,020
Mary F. Sammons	108,187	100,020		---	---	208,207
E. Kay Stepp	104,066	100,020		---	5,000	209,086

(1)	Represents the aggregate amount of annual Board and committee retainer fees earned or paid to each non-employee Director.
(2)

The amounts represent the fair value as of May 11, 2015 of the Company’s common stock to be issued as compensation for services performed from May 2015 to the earlier of May 2016 or the completion of the acquisition of the Company by Meiji Yasuda Life Insurance Company. The fair value of these stock awards is equal to approximately $100,000 or 1,354 shares based on the closing market price of the Company’s common stock on the first day of the service period.

            134            STANCORP FINANCIAL GROUP, INC.

(3)

Prior to 2013, our standard compensation for non-employee Directors included annual stock option grants. As of December 31, 2015, non-employee Directors held outstanding options for the following numbers of shares of the Company’s common stock:

Virginia L. Anderson	21,138	Mary F. Sammons	10,901
Frederick W. Buckman	20,881	E. Kay Stepp	14,401
Duane C. McDougall	7,401
(4)

Represents the aggregate amount of charitable donations made by the Company on behalf of non-employee Directors to qualified non-profit organizations and educational institutions. Directors of the Company are eligible to participate in the Company’s employee giving campaign. Under this program, the Company matches eligible gifts up to $5,000.

2015 ANNUAL REPORT            135

Part III

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation earned by the CEO, the Chief Financial Officer, the three other most highly compensated Executive Officers who were serving as Executive Officers on December 31, 2015, and one former Executive Officer:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Non- qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
J. Greg Ness	2015	$969,231	$484,616	$2,031,173	$628,882	$1,739,770	$2,166,737	$82,997	$8,103,406
Chairman, President and Chief Executive Officer	2014	944,231	413,101	1,707,530	675,486	1,286,514	4,594,935	71,310	9,693,107
	2013	925,000	404,687	1,395,332	1,098,137	1,814,619	3,449,974	68,680	9,156,429

Floyd F. Chadee	2015	535,000	177,353	488,946	151,402	653,021	---	103,052	2,108,774
Senior Vice President and Chief Financial Officer	2014	529,369	148,488	506,302	114,528	490,461	---	105,933	1,895,081
	2013	510,600	107,226	595,521	139,055	601,002	---	81,630	2,035,034

Katherine M. Durham	2015	339,615	71,319	225,708	69,882	341,381	---	35,473	1,083,378
Vice President
Individual Disability Insurance and Corporate Marketing and Communications(6)

James B. Harbolt	2015	182,212	27,332	451,350	139,745	196,242	70,620	856,894	1,924,395
Former Vice President Asset Management(7)	2014	400,000	96,000	188,752	237,887	327,000	763,704	48,735	2,062,078
	2013	390,769	52,754	412,283	96,260	459,955	325,351	36,066	1,773,438

Scott A. Hibbs	2015	444,231	106,616	451,350	139,745	478,437	207,426	48,882	1,876,687
Vice President and Chief Investment Officer	2014	421,538	110,654	330,760	205,151	344,608	459,244	38,888	1,910,843
	2013	386,154	92,677	293,519	187,895	454,522	186,910	37,551	1,639,228

Daniel J. McMillan	2015	507,692	121,847	526,608	163,039	546,785	712,738	51,058	2,629,767
Vice President Employee Benefits	2014	488,462	120,894	408,941	92,501	399,318	1,235,377	38,751	2,784,244
	2013	404,231	100,047	412,283	96,260	475,800	490,049	43,150	2,021,820

(1)

Total short-term incentive compensation earned by each NEO under the Company’s STIP is equal to the sum of the amounts reported in the Bonus column and the Non-Equity Incentive Plan Compensation column.

(2)

Represents the amount of the grant date estimate of compensation expense to be recognized over the service period with respect to performance share awards and RSUs granted in the applicable year, excluding the effect of forfeitures. The grant date estimate of compensation expense for performance share awards is equal to the target number of performance shares multiplied by the closing market price of the Company’s common stock on the grant date. The grant date fair value of RSUs is equal to the number of RSUs multiplied by the closing market price of the Company’s common stock on the grant date. For 2015, the maximum values for the performance share awards assuming the highest level of performance had been probable are $2,708,230, $ 651,972, $300,900, $601,799, $601,799 and $702,144 for Mr. Ness, Mr. Chadee, Ms. Durham, Mr. Harbolt, Mr. Hibbs, and Mr. McMillan, respectively.

(3)

Represents the grant date fair value of options granted in the applicable year, disregarding estimated forfeitures, estimated using the Black-Scholes option pricing model. See “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Share-Based Compensation—Option Grants” for information on the assumptions made in determining the grant date fair values of options.

(4)	All amounts represent changes in the actuarial present value of accumulated benefits under the Company’s qualified pension plan and supplemental retirement plan.
(5)

Includes $812,114 of severance pay for Mr. Harbolt. Includes Company matching contributions to the accounts of the NEOs under the Company’s 401(k) plan and the Company’s nonqualified deferred compensation plan of $57,812, $46,933 $20,619, $33,120, $27,462, and $30,138, for Mr. Ness, Mr. Chadee, Ms. Durham, Mr. Harbolt, Mr. Hibbs, and Mr. McMillan, respectively. In addition, for Mr. Chadee and Ms. Durham, this includes $35,199 and $12,214, respectively, of supplemental contributions under the Company’s 401(k) plan and the Company’s nonqualified deferred compensation plan. Also included in this column are amounts for tax and financial planning, club dues, and parking received by the NEOs.

(6)	Ms. Durham was not reported as a NEO in the 2015 or 2014 Annual Proxy Statement.
(7)	Mr. Harbolt’s employment terminated on May 31, 2015.

            136            STANCORP FINANCIAL GROUP, INC.

Grants of Plan-Based Awards in 2015

The following table contains information concerning the 2015 short-term incentive compensation opportunities for the NEOs under the Company’s STIP and the long-term performance share awards, RSUs and stock options granted to the NEOs in 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J. Greg Ness		484,616	969,231	1,938,462
	2/23/2015				5,115	20,458	40,916				1,354,115
	2/23/2015							10,229			677,058
	2/23/2015								31,776	66.19	628,882
Floyd F. Chadee		181,900	363,800	727,600
	2/23/2015				1,231	4,925	9,850				325,986
	2/23/2015							2,462			162,960
	2/23/2015								7,650	66.19	151,402
Katherine M. Durham		95,093	190,185	380,370
	2/23/2015				568	2,273	4,546				150,450
	2/23/2015							1,137			75,258
	2/23/2015								3,531	66.19	69,882
James B. Harbolt		54,664	109,327	218,654
	2/23/2015				1,137	4,546	9,092				300,900
	2/23/2015							2,273			150,450
	2/23/2015								7,061	66.19	139,745
Scott A. Hibbs		133,269	266,538	533,076
	2/23/2015				1,137	4,546	9,092				300,900
	2/23/2015							2,273			150,450
	2/23/2015								7,061	66.19	139,745
Daniel J. McMillan		152,308	304,615	609,230
	2/23/2015				1,326	5,304	10,608				351,072
	2/23/2015							2,652			175,536
	2/23/2015								8,238	66.19	163,039

(1)

The amounts reported in these columns represent a portion of the available incentive compensation payable for performance in 2015 under the Company’s STIP. Under this plan in 2015, 80% of the participants’ target incentive compensation was based on the Company’s performance against financial objectives, and the remaining 20% of each participant’s target incentive compensation was at the discretion of the O & C Committee. Only the portion of the target incentive compensation based on performance against financial objectives is considered an incentive plan award reportable in this table. The O & C Committee approved total target incentive compensation levels under the 2015 STIP of 125% of base salary for Mr. Ness, 85% of base salary for Mr. Chadee, 70% of base salary for Ms. Durham and 75% of base salary for Mr. Harbolt, Mr. Hibbs, and Mr. McMillan. The target amounts in the table represent 80% of the total target incentive compensation for each NEO. See “Compensation Discussion and Analysis—2015 STIP Performance Goals and Results” for a description of the performance goals.

(2)

All amounts reported in these columns represent performance share awards under the Company’s 2002 Stock Plan payable based on the Company’s performance over the period from 2015 to 2017. Each participant’s performance share award was granted in the form of an agreement to issue Company common stock to the participant in the future if continued employment and financial performance criteria are met. On December 31, 2017, participants who are employed by us on that date will be entitled to receive performance shares as determined according to the Company’s financial performance for the three-year performance period. Payouts may be accelerated and/or adjusted in certain circumstances as described under “Potential Payments Upon Termination or Change of Control.”

(3)

All amounts reported in this column represent RSUs granted under the Company’s 2002 Stock Plan. RSUs vest for 100% of the shares on December 31, 2017. Vesting may be accelerated in certain circumstances as described under “Potential Payments Upon Termination or Change of Control.”

(4)

All amounts reported in this column represent options granted under the Company’s 2002 Stock Plan. Options generally become exercisable in four equal installments on the first four anniversaries of December 31, 2014. Vesting may be accelerated in certain circumstances as described under “Potential Payments Upon Termination or Change of Control.” Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee’s termination of employment.

(5)

For performance share awards, represents the fair value of the target number of performance shares issuable, based on the closing market price of the Company’s common stock on the grant date. For RSUs, represents the grant date fair value of RSUs granted based on the closing market price of the Company’s common stock on the grant date. For option awards, represents the grant date fair value of options granted based on a value of $19.7911 per share calculated using the Black-Scholes option pricing model. These are the same values for these equity awards used under applicable financial accounting rules. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Share-Based Compensation—Option Grants” for more information on the assumptions made in determining these values.

2015 ANNUAL REPORT            137

Part III

Outstanding Equity Awards at December 31, 2015

	Option Awards					Stock Awards
Name	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable		Options Exercise Price	Options Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares		Equity Incentive Plan Awards: Market Value of Unearned Shares
J. Greg Ness	50,000	---		$45.49	1/3/2017	9,434	(4)	$1,074,344	17,452	(6)	$1,987,434
	41,575	---		49.75	1/2/2018	10,229	(5)	1,164,879	20,458	(7)	2,329,757
	20,000	---		50.08	9/22/2018
	65,015	---		41.36	1/2/2019
	12,169	---		29.16	5/4/2019
	36,163	---		41.47	1/4/2020
	44,485	---		45.85	2/14/2021
	55,358	---		39.58	2/13/2022
	60,354	20,118	(1)	38.56	2/11/2023
	13,845	13,846	(2)	63.51	2/10/2024
	7,944	23,832	(3)	66.19	2/23/2025
Subtotal	406,908	57,796
Floyd F. Chadee	20,000	---		$49.63	4/7/2018	2,453	(4)	$279,348	5,519	(6)	$628,504
	25,850	---		41.47	1/4/2020	2,462	(5)	280,373	4,925	(7)	560,859
	30,120	---		45.85	2/14/2021
	6,815	---		39.58	2/13/2022
	2,547	2,548	(1)	38.56	2/11/2023
	2,347	2,348	(2)	63.51	2/10/2024
	1,912	5,738	(3)	66.19	2/23/2025
Subtotal	89,591	10,634
Katherine M. Durham	164	---		$45.85	2/14/2021	943	(4)	$107,389	1,368	(6)	$155,788
	1,048	---		39.58	2/13/2022	1,137	(5)	129,482	2,273	(7)	258,849
	1,620	1,620	(1)	38.56	2/11/2023
	1,866	1,866	(2)	63.51	2/10/2024
	882	2,649	(3)	66.19	2/23/2025
Subtotal	5,580	6,135
Scott A. Hibbs	2,600	---		$45.49	1/3/2017	2,126	(4)	$242,109	3,082	(6)	$350,978
	2,200	---		49.75	1/2/2018	2,273	(5)	258,849	4,546	(7)	517,698
	22,010	---		41.36	1/3/2019
	15,236	---		41.47	1/5/2020
	10,812	---		45.85	2/14/2021
	14,678	---		39.58	2/13/2022
	10,326	3,443	(1)	38.56	2/11/2023
	4,205	4,205	(2)	63.51	2/10/2024
	1,765	5,296	(3)	66.19	2/23/2025
Subtotal	83,832	12,944
Daniel J. McMillan	---	1,764	(1)	$38.56	2/11/2023	1,981	(4)	$225,596	4,458	(6)	$507,677
	948	1,896	(2)	63.51	2/10/2024	2,652	(5)	302,010	5,304	(7)	604,020
	593	6,179	(3)	66.19	2/23/2025
Subtotal	1,541	9,839

(1)	Vest 100% on December 31, 2016.
(2)	Vest 50% on December 31, 2016 and 50% on December 31, 2017.
(3)	Vest one-third on December 31, 2016, one-third on December 31, 2017 and one-third on December 31, 2018.
(4)	Vest 100% on December 31, 2016.
(5)	Vest 100% on December 31, 2017.
(6)

Represents the target number of performance shares under the Executive Officer’s long-term performance-based award granted in 2014 to be earned based on performance from 2014 to 2016 with vesting of earned shares to occur on December 31, 2016.

(7)

Represents the target number of performance shares under the Executive Officer’s long-term performance-based award granted in 2015 to be earned based on performance from 2015 to 2017 with vesting of earned shares to occur on December 31, 2017.

            138            STANCORP FINANCIAL GROUP, INC.

Option Exercises and Stock Vested in 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting
J. Greg Ness	30,000	$1,948,326	49,253	$5,608,932
Floyd F. Chadee	40,618	3,035,886	22,394	2,550,229
Katherine M. Durham	17,424	1,253,999	4,960	564,845
James B. Harbolt	7,388	178,087	---	---
Scott A. Hibbs	2,500	57,026	10,540	1,200,295
Daniel J. McMillan	10,961	505,962	15,503	1,765,482

(1)

Represents the number of performance shares that vested on December 31, 2015 under the Executive Officer’s long-term incentive plan for 2013-2015 plus the number of RSUs that vested on December 31, 2015.

Pension Benefits at December 31, 2015

Name	Age	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)
J. Greg Ness	58	Pension Plan	36	$2,276,246
		SRP	36	18,415,598
Floyd F. Chadee	58	N/A	N/A	---
		N/A	N/A	---
Katherine M. Durham	49	N/A	N/A	---
		N/A	N/A	---
James B. Harbolt	53	Pension Plan	21	845,265
		SRP	21	1,327,560
Scott A. Hibbs	54	Pension Plan	15	472,086
		SRP	15	1,033,829
Daniel J. McMillan	49	Pension Plan	26	1,170,456
		SRP	26	2,701,784

(1)

Represents the actuarial present value as of December 31, 2015 of the pension benefits the NEOs would receive under the respective pension plans if their employment had terminated on that date and they elected to commence receiving benefits at the earliest age at which benefits were unreduced (immediately for Mr. Ness, age 64 for Mr. Hibbs and age 57 for Mr. McMillan). The actuarial present value was calculated using a discount rate of 4.50%, the RP-2014 White Collar Mortality table with adjusted MP-2015 projection scale and a simple annual cost-of-living adjustment of 1.75% the same assumptions used in the pension benefit calculations reflected in the Company’s audited balance sheet at December 31, 2015.

The Standard Retirement Plan for Home Office Personnel (the “Pension Plan”) is the Company’s qualified pension plan. The Company’s Supplemental Retirement Plan for the Senior Management Group (“SRP”) is a nonqualified pension program intended to augment the participating Executive Officers’ benefits under the Pension Plan, which are reduced pursuant to limitations imposed by the Internal Revenue Code.

Pension Plan

In general, all of the Company’s employees who were employed on or before January 1, 2003 and who were at least 20 years old on that date are eligible for participation in the Pension Plan. Mr. Chadee and Ms. Durham were hired after 2003 and are therefore not eligible under the Pension Plan. A participant’s benefits become 100% vested after five years of service. Final average earnings for purposes of calculating benefits consists of the participant’s highest average compensation for any 60 consecutive months in the last 120 months of employment, with compensation for this purpose generally consisting of salary and short-term incentive compensation excluding any amounts deferred under the Company’s nonqualified deferred compensation plan. However, the Internal Revenue Code limits the amount of compensation considered for purposes of calculating benefits under the Pension Plan. For 2015, compensation was limited to $265,000.

A normal retirement benefit is payable upon retirement at age 65 and is equal to the sum of (a) the participant’s years of service (up to 35) multiplied by 1.15% of the participant’s final average earnings, plus (b) the participant’s years of service (up to 35) accrued as of December 31, 2002 multiplied by 0.45% of the excess of the participant’s final average earnings over $833.33, plus (c) the

2015 ANNUAL REPORT            139

Part III

participant’s years of service accrued after December 31, 2002 (not to exceed 35 minus the years of service accrued as of December 31, 2002) multiplied by 0.45% of the excess of the participant’s final average earnings over one-twelfth of an amount referred to as the Social Security covered compensation, which generally consists of the average Social Security maximum taxable wage base over the 35 years preceding the participant’s Social Security normal retirement age. Generally upon the later of retirement or age 62, the portion of the normal retirement benefit that was accrued prior to May 30, 2003 will be subject to annual cost-of-living adjustments based on changes in the Consumer Price Index for all U.S. Urban Consumers, not to exceed a total of 3% multiplied by the number of years elapsed since the later of retirement or age 62.

Unreduced early retirement benefits are available to any eligible employee when the sum of his or her age plus years of service equals at least 90. A reduced early retirement benefit is available to any employee who is not eligible for unreduced benefits and who is either (a) over age 60 with at least 10 years of service, or (b) over age 55 and the sum of his or her age plus years of service is over 80. As of December 31, 2015, Mr. Ness was eligible for an unreduced early retirement benefit under the Pension Plan and no other NEO was eligible for either an unreduced or a reduced early retirement benefit under the Pension Plan.

The basic benefit form for retirement benefits is a monthly annuity for life. The participant may choose among different benefit forms that are the actuarial equivalent of the basic benefit.

Supplemental Retirement Plan

All NEOs (excluding Mr. Chadee and Ms. Durham) are eligible to participate in the SRP. Benefits under the SRP are equal to (a) the benefits that would be calculated under the Pension Plan if benefits were not limited by the Internal Revenue Code and compensation taken into account when determining final average earnings was not limited by the Internal Revenue Code and did not exclude amounts deferred under the Company’s nonqualified deferred compensation plan, minus (b) the actual benefits calculated under the Pension Plan. SRP benefits are otherwise determined under the same terms as benefits under the Pension Plan, except that prior to December 31, 2008, current participants were required to make an election regarding the timing for commencement of SRP benefit payments following termination of employment, and now have limited rights to change those elections.

Disability Benefits under Pension Plan and SRP

If the employment of a participant terminates as a result of disability, the participant will continue to be credited with years of service while disabled, and will be deemed to have continued to receive compensation at the rate in effect at the time of termination. If the NEOs had terminated employment on December 31, 2015 as a result of disability and then elected to commence receiving benefits at the earliest age at which benefits were unreduced, the Present Value of Accumulated Benefits for each of them as reflected in the Pension Benefits table above would be higher by the following amounts: Mr. Ness, Pension Plan—$0, SRP—$0; Mr. Hibbs, Pension Plan—$201,967, SRP—$1,110,204; and Mr. McMillan, Pension Plan—$42,861, SRP—$1,713,629.

Early Retirement Benefits under Pension Plan and SRP

If a participant is eligible and elects to take early retirement prior to the participant’s normal retirement date or unreduced early retirement date, the participant’s benefit payable at early retirement will be reduced by 5% to 6% for each year by which commencement of benefits precedes the earlier of the participant’s normal or unreduced early retirement date. These plan factors are more favorable to the participant than a true actuarial reduction.

Nonqualified Deferred Compensation in 2015

Name	Executive Officer Contributions in 2015(1)	Company Contributions in 2015(2)	Aggregate Earnings in 2015	Aggregate Withdrawals/ Distributions		Aggregate Balance at 12/31/2015(3)
J. Greg Ness	$48,462	$47,212	$9,338	$	---	$1,025,582
Floyd F. Chadee	584,722	63,582	119,385		---	3,263,050
Katherine M. Durham	321,305	20,741	17,646		---	1,544,312
James B. Harbolt	21,801	22,520	5,414		---	150,936
Scott A. Hibbs	22,211	16,862	8,254		---	230,112
Daniel J. McMillan	20,308	19,538	(262)		---	107,280

(1)

Amounts disclosed in the “Executive Officer Contributions in 2015” column are also included in the “Salary,” “Bonus,” and “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)

Amounts disclosed in the “Company Contributions in 2015” column are also reported in the “All Other Compensation” column of the Summary Compensation Table. Company matching contributions for nonqualified deferred compensation are made in the year following the Executive Officers’ contributions.

(3)

Amounts reported in the “Aggregate Balance at 12/31/2015” column that have been reported as compensation in the Summary Compensation Table in this annual report or in prior year proxy statements are as follows: Mr. Ness, $723,859; Mr. Chadee, $2,876,347; Ms. Durham, $342,046; Mr. Harbolt, $137,983; Mr. Hibbs, $108,942 and Mr. McMillan, $100,207.

            140            STANCORP FINANCIAL GROUP, INC.

The NEOs are eligible to participate in the Company’s Deferred Compensation Plan for Senior Officers (“DCP”). Participants in the DCP may elect in advance to defer from 2% to 50% of their total salary and STIP earned each year. The Company makes matching contributions following each year equal to the lesser of (a) 100% of the participant’s salary and STIP deferred for the year, or (b) 4% of the participant’s total salary and STIP for the year in excess of the limit under §401(a)(17) of the Internal Revenue Code (limit was $265,000 for 2015). Elective and matching contributions are fully vested at all times. For DCP participants who were hired after January 1, 2003 and therefore are not eligible to participate in the Pension Plan and SRP, the Company makes supplemental contributions following each year equal to a percentage of the participant’s total salary and STIP for the year in excess of the limit under §401(a)(17) of the Internal Revenue Code. The supplemental contribution percentage is initially 2%, and increases to 3% after five years of service, 4% after 10 years of service, 5% after 15 years of service, and 6% after 20 years of service. Supplemental contributions are fully vested after three years of service. Mr. Chadee and Ms. Durham are the only NEOs who receive supplemental contributions.

Elective, matching and supplemental contributions are credited to participants’ accounts under the DCP. Accounts are adjusted daily by the rate of return on investment options selected by the participants. The investment options available under the DCP in 2015 consisted of 13 mutual funds with a variety of investment objectives generally consistent with the investment choices available to participants in the Company’s 401(k) plan. The investment options had annual returns in 2015 ranging from -11.43% to 6.17%. Participants may reallocate their accounts among the various investment options at any time. Amounts credited to participants’ accounts are invested by us in actual investments matching the investment options selected by the participants to ensure that the Company does not bear any investment risk related to participants’ investment choices.

Participants make elections regarding distributions of their accounts at the time they elect to defer compensation, and have limited rights to change these payment elections. Distributions generally commence in the later of the seventh month following termination of employment or January of the year following termination of employment, and may be made in a lump sum or in annual installments over five or ten years. A participant may request an early distribution from his or her account as needed to meet an unforeseeable emergency. Amounts credited to participant’s accounts that were earned and vested prior to January 1, 2005, together with investment returns thereon, may be withdrawn in a single lump sum at any time subject to forfeiture of 10% of the available account balance. Upon termination of employment, these pre-2005 grandfathered amounts are distributable commencing in January of the year following termination without any further delay to the seventh month following termination.

Potential Payments Upon Termination or Change of Control

Change of Control Compensation

The Company has agreed to provide certain benefits to the NEOs upon a “change of control” of StanCorp, although benefits are only payable if the NEO’s employment is terminated without “cause” or by the NEO for “good reason” within 24 months after the change of control. In the Company’s agreements, “change of control” is generally defined to include:

•	The acquisition by any person of 30% or more of the Company’s outstanding common stock.
•	The nomination (and subsequent election) in a 12 month period of a majority of the Company’s Directors by persons other than the incumbent Directors.
•	The completion of a sale or disposition of all or substantially all of the Company’s assets, or an acquisition of StanCorp through a merger or other consolidation.

In the Company’s agreements, “cause” generally includes continued neglect or willful failure or refusal to substantially perform reasonably assigned duties after notice, gross negligence or willful misconduct that is or may be harmful to the Company, dishonesty in the performance of duties, or conviction of fraud, theft or any other felony, and “good reason” generally includes a material reduction in duties, a reduction in compensation or benefits, or a relocation of the NEO’s principal place of employment by more than 50 miles.

The following table shows the estimated change of control benefits that would have been payable to the NEOs if a change of control had occurred on December 31, 2015 and each NEO’s employment was terminated on that date either by us without “cause” or by the NEO with “good reason.”

Name	Cash Severance Benefit(1)	Insurance Continuation(2)		Stock Option Acceleration and Extension(3)	Stock Award Acceleration(4)	Total
J. Greg Ness	$3,691,895	$	---	$3,362,785	$4,336,821	$11,391,501
Floyd F. Chadee	1,979,500		26,252	588,766	1,164,590	3,759,108
Katherine M. Durham	1,190,000		18,616	344,814	426,633	1,980,063
Scott A. Hibbs	1,524,796		---	728,838	906,716	3,160,350
Daniel J. McMillan	1,240,475		---	527,025	1,066,382	2,833,882

2015 ANNUAL REPORT            141

Part III

(1)

Cash Severance Benefit. Each NEO has entered into a change of control agreement with the Company providing for, among other things, cash severance benefits payable by the Company if the NEO’s employment is terminated by the Company without “cause” or by the NEO for “good reason” within 24 months after a change of control. The cash severance benefit for each NEO is equal to two times the sum of the NEO’s annual base salary and target short-term incentive compensation. These amounts are payable within 30 days after termination. The amounts for Mr. Ness, Mr. Hibbs and Mr. McMillan have been reduced in accordance with this provision. Under the change of control agreements, if any payments to a NEO in connection with a change of control are subject to the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, and the after-tax benefits received by the NEO are less than or equal to 115% of the maximum value that could be paid without triggering the excise tax, the agreements provide that the payments will be reduced to that maximum value.

(2)

Insurance Continuation. If cash severance benefits are triggered, all severance agreements for NEOs also provide for continuation of health, dental and life insurance benefits paid by the Company for up to 18 months following the termination of employment, but not to the extent similar benefits are provided by a subsequent employer. The amounts disclosed in the table above represent 18 months of health, dental and life insurance benefit payments at the rates paid by the Company for each NEO as of December 31, 2015.

(3)

Stock Option Acceleration and Extension. If cash severance benefits are triggered, all severance agreements for NEOs also provide that all of the NEO’s outstanding unexercisable options will immediately become exercisable and that the standard 90-day period for exercising options following termination of employment will be extended to one year following termination, but not beyond each option’s original 10-year term. Information regarding outstanding exercisable and unexercisable options held by each NEO is set forth in the Outstanding Equity Awards table. Amounts disclosed in the table above represent the sum of (i) for each NEO’s outstanding unexercisable options, the aggregate value as of December 31, 2015 of those options assuming a one-year remaining term and otherwise calculated using the Black-Scholes option pricing model with assumptions consistent with those disclosed in Note 3 of Notes to Consolidated Financial Statements, plus (ii) for each NEO’s outstanding exercisable options, the increase in value of those options resulting from the extension of the post-termination exercise period from 90 days to one year, with the option values as of December 31, 2015 for the 90-day and one-year remaining terms calculated using the Black-Scholes option pricing model with assumptions consistent with those used for valuing options as disclosed in Note 3 of Notes to Consolidated Financial Statements.

(4)

Stock Award Acceleration. As described in footnote 2 to the Grants of Plan-Based Awards table, the Company granted performance share awards to each of the NEOs in February 2015, under which the Company’s common stock will be issued based on the Company’s performance from 2015 to 2017. Similar awards were granted in February 2014 under which the Company’s common stock will be issued based on the Company’s performance from 2014 to 2016. The award agreements provide that upon a change of control the number of shares to be issued shall equal a pro rata portion of the target number of shares based on the portion of the three-year performance cycle completed prior to the change of control. Accordingly, for the awards granted in 2014, two-thirds of the target number of shares would have been issued if a change of control had occurred on December 31, 2015 and for the awards granted in 2015, one-third of the target number would have been issued. The payment of performance share awards occurs whether or not the NEO’s employment is terminated in connection with the change of control.

As described in footnote 3 to the Grants of Plan-Based Awards table, the Company granted RSUs to each of the NEOs in February 2015, under which the Company’s common stock will be issued based on the NEOs continued employment through December 31, 2017. Similar awards were granted in February 2014 under which the Company’s common stock will be issued based on the NEO’s continued employment through December 31, 2016.The award agreements provide that if a NEO becomes entitled to the severance benefits provided under the change of control agreement the RSUs shall immediately vest.

The amounts in the table above represent the value of stock awards that would have paid out based on a stock price of $113.88 per share, which was the closing price of the Company’s common stock on the last trading day of 2015.

Other Benefits Triggered on Certain Employment Terminations

As of December 31, 2015, each NEO held options to purchase the Company’s common stock as listed in the Outstanding Equity Awards table above. Under the terms of their stock option agreements for options issued in 2008 or earlier, upon the death, disability or retirement of the officer, unexercisable options become fully exercisable and the standard 90-day period for exercising options following termination of employment is extended to five years (two years for the option granted to Mr. Ness in September 2008), but not beyond each option’s original 10-year term. For options granted after 2008, vesting accelerates only upon death or disability (not retirement) and the optionee has a maximum remaining term of two years following termination of employment, but not beyond each option’s original 10-year term, in which to exercise. If death or disability of a NEO had occurred on December 31, 2015, the sum of (i) for outstanding unexercisable options, the aggregate value as of December 31, 2015 of those options, assuming a two-year remaining term and otherwise calculated using the Black-Scholes option pricing model with assumptions consistent with those used for valuing options in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Share-Based Compensation—Option Grants” plus (ii) for outstanding exercisable options, the increase in value of those options resulting from the extension of the post-termination exercise period from 90 days to two years or five years, as applicable, with the option values as of December 31, 2015 for 90-day, two-year and five-year remaining terms calculated using the Black-Scholes option pricing model with assumptions consistent with those used for valuing options in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Share-Based Compensation—Option Grants”, for each of the following NEOs was: Mr. Ness, $3,369,994; Mr. Chadee, $591,582; Ms. Durham, $346,248; Mr. Hibbs, $731,834; and Mr. McMillan, $529,492. Mr. Ness was the only NEO eligible for retirement as of December 31, 2015. If Mr. Ness had retired on December 31, 2015, the increase in value of his outstanding exercisable options resulting from the extension of the post-termination exercise period from 90 days to two years or five years, as applicable, with the option values as of December 31, 2015 for 90-day, two-year and five-year remaining terms calculated using the Black-Scholes option pricing model with assumptions consistent with those used for valuing options in Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Share-Based Compensation—Option Grants,” would have been $22,413.

            142            STANCORP FINANCIAL GROUP, INC.

As described in footnote 2 to the Grants of Plan-Based Awards table, the Company granted performance share awards to the NEOs in February 2015 under which shares of the Company’s common stock will be issued based on the Company’s performance from 2015 to 2017. Similar awards were granted in February 2014 under which shares will be issued based on the Company’s performance from 2014 to 2016. The award agreements generally require the Executive Officer to be employed by the Company on the last day of the performance period to receive an award payout. However, if an officer’s employment terminates earlier as a result of death, disability or retirement, the former officer will be entitled to a pro-rated payout based on the portion of the performance period elapsed prior to employment termination. Accordingly, if any NEO had terminated employment on December 31, 2015 as a result of death, disability or retirement, the NEO would have received payouts based on 2014-2016 and 2015-2017 performance after the end of those periods based on the Company’s actual performance against the performance goals, with the payout based on 2014-2016 performance calculated using two-thirds of the target number of the performance shares and the payout based on 2015-2017 performance calculated using one-third of the target number of the performance shares. Assuming achievement of target performance levels in 2014-2016 and 2015-2017, the estimated total value of the two award payouts, based on a stock price of $113.88 per share, for each NEO would be: Mr. Ness, $2,097,599; Mr. Chadee, $604,869; Ms. Durham, $189,763; Mr. Hibbs, $405,758; and Mr. McMillan, $538,776.

As described in footnote 3 to the Grants of Plan-Based Awards table, the Company granted RSUs to each of the NEOs in February 2015, under which shares of the Company’s common stock will be issued based on the NEOs continued employment through December 31, 2017. Similar awards were granted in February 2014 under which shares of the Company’s common stock will be issued based on the NEOs continued employment through December 31, 2016. Under the terms of the RSU agreements vesting is accelerated when termination is due to death or disability. If death or disability of a NEO had occurred on December 31, 2015, the value of the payout based on a stock price of $113.88 per share for each NEO would be: Mr. Ness, $2,239,222; Mr. Chadee, $559,720; Ms. Durham, $236,870; Mr. Hibbs, $500,958; and Mr. McMillan, $527,606.

Merger Treatment of Equity Compensation Awards

Under the terms of the Agreement and Plan of Merger, dated as of July 23, 2015 (the “Merger Agreement”), pursuant to which the Company is expected to be acquired by Meiji Yasuda Life Insurance Company (“Meiji Yasuda”), at the effective time of the merger holders of stock options, RSUs and performance share awards will receive certain cash payments in cancellation of those awards. The following table sets forth the amounts payable to NEOs:

Name	Stock Option Acceleration(1)	Stock Award Acceleration(2)	Total
J. Greg Ness	$3,413,990	$4,379,474	$7,793,464
Floyd F. Chadee	595,739	1,176,043	1,771,782
Katherine M. Durham	349,211	430,829	780,040
Scott A. Hibbs	738,196	915,634	1,653,830
Daniel J. McMillan	534,062	1,076,870	1,610,932

(1)

Stock Option Acceleration. Under the terms of the Merger Agreement, all of each NEO’s outstanding options, whether vested or unvested, that have an exercise price per share that is less than the proposed per share purchase price of $115.00 and that are outstanding immediately prior to the effective time of the merger will, as of the effective time, become fully vested and be canceled and converted into the right to receive an amount in cash. Amounts disclosed in the table above are determined by multiplying (i) the difference between the exercise price for each unvested option and the proposed per share purchase price of $115.00 and (ii) the number of shares of Common Stock subject to each such unvested option.

(2)

Stock Award Acceleration. The Merger Agreement provides that at the effective time of the merger, the number of shares deemed issuable in respect of a performance share award as to which the performance period has not lapsed shall be deemed equal to a pro rata portion of the target number of shares based on the portion of the three-year performance cycle completed prior to the effective time of the merger. The Merger Agreement also provides that any outstanding restricted stock unit award will fully vest at the effective time of the merger. The amounts in the Stock Award Acceleration column of the table above represent the value of stock awards based on a stock price of $115.00 per share, which is the per share purchase price set forth in the Merger Agreement

Retention Arrangements

Each of the NEOs entered into an employment term sheet with StanCorp and Meiji Yasuda summarizing the NEO’s employment and compensation arrangements that will become effective as of the effective time of the merger. Under the employment term sheet, each NEO has agreed to enter into a new employment agreement (“Retention Agreement”) that will reflect the terms summarized in the employment term sheet and will supersede the NEO’s existing change of control agreement, effective upon consummation of the merger. As agreed in the employment term sheet, these Retention Agreements will include, among other things, the payment to each NEO of a retention bonus generally contingent upon continued service over a period of two years and the NEO’s agreement to be bound by certain restrictive covenants described below.

Under the Retention Agreements, each NEO agrees to remain employed by StanCorp following the closing of the merger, in the position and with the title specified in such NEO’s Retention Agreement. The Retention Agreements will reflect the base salary, short-term incentive compensation opportunities and long-term incentive compensation opportunities that each NEO will be entitled

2015 ANNUAL REPORT            143

Part III

to receive for his or her continuing services. Pursuant to such NEO’s Retention Agreement, each Specified Officer agrees, for the benefit of StanCorp, to certain adjustments to the circumstances under which he or she would have the right to terminate employment and receive payment of the stated severance benefits, including, in the case of several of the NEO, foregoing the right to terminate employment for good reason due to changes in their duties arising solely by reason of the merger.

As an inducement for the officers to make the concessions that will be reflected in the Retention Agreements and to remain employed following the closing of the merger, each NEO will receive a retention payment payable in two equal installments on each of the first and second anniversaries of the closing, generally subject to the NEO’s continued employment through such date (except in the case of death and disability, or involuntary termination without cause, as defined in the Retention Agreements). In the event that a NEO is involuntarily terminated without cause prior to the second anniversary of the closing, the unpaid portion of the retention payment will be paid upon termination. In the event of the NEO’s death or disability (as defined in the Retention Agreements) prior to the second anniversary of the closing, the NEO (or the NEO’s estate) will be entitled to receive a pro-rated portion of the unpaid retention payment.

The following table sets forth the amount of these payments for each of our NEOs:

Name	Amount Payable if Employed on First Anniversary of the Effective Date	Amount Payable if Employed on Second Anniversary of the Effective Date	Total Retention Payments Payable if Employed for Two Years Following the Effective Date
J. Greg Ness	$3,000,000	$3,000,000	$6,000,000
Floyd F. Chadee	1,375,000	1,375,000	2,750,000
Katherine M. Durham	625,000	625,000	1,250,000
Scott A. Hibbs	875,000	875,000	1,750,000
Daniel J. McMillan	1,000,000	1,000,000	2,000,000

In addition, to support the commitment of each NEO to remain employed with StanCorp, each such NEO’s Retention Agreement will contain certain restrictive covenants for the benefit of StanCorp, including a covenant not to compete for a period of one year following the termination of the executive’s employment. In the case of each NEO other than Mr. Ness, in no event will this covenant continue beyond the third anniversary of the effective date of the merger. The purpose of adding the covenant not to compete is to encourage the NEO to fulfill his or her commitment to continue in StanCorp’s employ following the merger.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth those persons known to the Company to be beneficial owners of more than five percent of the Company’s common stock as of December 31, 2015. In furnishing this information, the Company relied on information filed by the beneficial owners with the SEC:

	Common Stock Beneficially Owned
Name	Direct	Exercisable Options	% of Class
The Vanguard Group, Inc. 100 Vanguard Blvd, Malvern, PA 19355	3,118,874	N/A	7.4%
BlackRock, Inc. 55 East 52nd Street, New York, NY 10022	2,863,700	N/A	6.8
Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road, Austin, TX 78746	2,436,994	N/A	5.8
FMR LLC 245 Summer Street, Boston, MA 02210	2,247,671	N/A	5.3

            144            STANCORP FINANCIAL GROUP, INC.

SHARE OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the beneficial ownership, as of December 31, 2015, of the Company’s common stock by each Director, the Chief Executive Officer and certain Executive Officers, and by Executive Officers and Directors as a group:

	Common Stock Beneficially Owned
Name	Indirect and Direct	Exercisable Options(1)	% of Class
Virginia L. Anderson	7,994	21,138	*
Frederick W. Buckman	20,477	20,881	*
Ranjana B. Clark	1,279	---	*
Timothy A. Holt	1,874	---	*
Debora D. Horvath	5,065	---	*
Duane C. McDougall	8,233	7,401	*
Kevin M. Murai	2,402	---	*
Eric E. Parsons	116,391	---	*
Mary F. Sammons	11,007	10,901	*
E. Kay Stepp	9,530	14,401	*
J. Greg Ness	109,540	406,908	1.2%
Floyd F. Chadee	40,014	89,591	*
Katherine M. Durham	11,880	5,580	*
Scott A. Hibbs	30,681	83,832	*
Daniel J. McMillan	17,160	1,541	*
Executive Officers and Directors as a Group (17 individuals)	412,536	751,576	2.7%

*	Represents holdings of less than one percent.
(1)	Beneficial ownership includes stock options that vested or will vest on or before February 26, 2016.

EQUITY COMPENSATION PLAN

The Company has two active equity compensation plans, both of which have been approved by shareholders. These are the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Employee Share Purchase Plan (“ESPP”).

The following table sets forth the shares to be issued subject to outstanding options and other stock awards, and the shares otherwise available for issue under these plans as of December 31, 2015:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,556,785	$47.51	3,898,204
Equity compensation plans not approved by security holders	---	---	---

As of December 31, 2015, there were 1,336,257 shares available for issuance under the ESPP and there were 2,561,947 shares available to be issued as options or stock awards under the 2002 Plan. Of the shares available for issuance under the 2002 Plan, 1,018,570 shares are available for issuance as stock award grants. Shares issuable under performance share awards and restricted stock unit awards are not included in calculating the weighted-average price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board reviews annually any relationship that each Director has with the Company (either directly, or as a partner, shareholder, officer, or an employee of an organization with which the Company does business or makes charitable contributions). The Board’s review includes a qualitative and quantitative assessment of any relationships from the perspective of both the Director and the Company. Following such annual review, only those Directors whom the Board affirmatively determines have no material relationship with the Company are considered independent.

2015 ANNUAL REPORT            145

Part III

The Board has determined that commercial or charitable relationships below the following thresholds will be presumed not to be material relationships that impair a Director’s independence: (i) if a Director is an employee or director of a Company customer or vendor whose annual sales to, or purchases from, the Company are less than the lesser of $1,000,000 or two percent of the annual revenues of the other company; and (ii) if a Director is an employee or director of a charitable organization, and the Company’s contributions to the organization are less than $1,000,000 annually.

Under the NYSE Euronext standards, each Director is independent except for Chairman, President and Chief Executive Officer, J. Greg Ness.

Transactions with Related Parties

The Nominating & Corporate Governance Committee oversees the Company’s policies governing conflicts of interest and transactions with related parties. Directors and Executive Officers are required to disclose any related party transactions, as well as any actual or apparent conflicts of interest. The Company’s legal staff first reviews all such disclosures, and also reviews annually all other external affiliations and relationships of each Executive Officer and Director.

The Company’s Related Party Transactions Policy requires approval or ratification by the Nominating & Corporate Governance Committee of any transaction exceeding $120,000 in which the Company is a participant and any related party had, has, or will have a direct or indirect material interest. Related parties include the Company’s Executive Officers, Directors and their immediate family members.

This policy requires that if a related party transaction is identified, the Nominating & Corporate Governance Committee will review all of the relevant facts and circumstances and approve the transaction only if the transaction is found to be in, or not inconsistent with, the best interests of the Company and its shareholders. If advance approval of a transaction is not feasible, the transaction is considered for ratification at the Nominating & Corporate Governance Committee’s next regularly scheduled meeting. No Director or Executive Officer participates in any discussion or approval of related party transactions for which he or she is a related party. The policy generally does not require review of transactions for which disclosure is not required under SEC rules.

Item 14.	Principal Accountant Fees and Services

The Audit Committee has appointed Deloitte & Touche LLP (“Deloitte & Touche”) as independent auditors for 2015.

The aggregate fees billed for professional services rendered for 2015 and 2014 were as follows:

	Years ended December 31,
(In millions)	2015	2014
Audit fees	$1,907,203	$2,598,331
Audit-related fees	348,662	463,321
All other fees	417,494	291,854

Total professional services rendered	$2,673,359	$3,353,506

Audit fees were paid for audits of the financial statements and internal controls of the Company and its subsidiaries, and reviews of its quarterly financial statements. In 2015, audit-related fees were paid for reports on Statement on Standards for Attestation Engagements No. 16 (“SSAE 16”) of certain Company divisions and services rendered for other miscellaneous regulatory filings with the Securities and Exchange Commission. In 2014, audit-related fees were also paid for audits of the Company’s employee benefit plans. All other fees include professional services provided in connection with participating in studies, surveys, risk management approach and subscriptions, which took place in 2015.

The Audit Committee has established a policy under which all services performed by the independent auditors must be approved in advance by the Audit Committee or, if such pre-approval of a particular activity is not feasible, by the Chair of the Audit Committee.

            146            STANCORP FINANCIAL GROUP, INC.

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

3.	Exhibits Index

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

2015 ANNUAL REPORT            147

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Portland, Oregon on February 26, 2016.

STANCORP FINANCIAL GROUP, INC.

By:	/S/ J. GREG NESS
J. Greg Ness
Chairman, President and Chief Executive Officer
Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GREG NESS J. Greg Ness	Chairman, President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2016

/s/ FLOYD F. CHADEE Floyd F. Chadee	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ ROBERT M. ERICKSON Robert M. Erickson	Vice President and Controller (Principal Accounting Officer)	February 26, 2016

* Virginia L. Anderson	Director	February 23, 2016

* Frederick W. Buckman	Director	February 23, 2016

* Ranjana B. Clark	Director	February 23, 2016

* Timothy A. Holt	Director	February 23, 2016

* Debora D. Horvath	Director	February 23, 2016

* Duane C. McDougall	Director	February 23, 2016

* Kevin M. Murai	Director	February 23, 2016

* Eric E. Parsons	Director	February 23, 2016

* Mary F. Sammons	Director	February 23, 2016

* E. Kay Stepp	Director	February 23, 2016

*By:	/s/ FLOYD F. CHADEE
Floyd F. Chadee, as Attorney-in-fact
Date:	February 26, 2016

            148            STANCORP FINANCIAL GROUP, INC.

EXHIBIT INDEX

Number	Name	Method of Filing

3.1	Articles of Incorporation of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed on August 6, 2014 and incorporated herein by this reference

3.2	Bylaws of StanCorp Financial Group, Inc., As Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-Q filed on November 4, 2015 and incorporated herein by this reference

4.1	Underwriting Agreement dated August 3, 2012 between StanCorp Financial Group, Inc. and the several underwriters named therein, for whom Barclays Capital Inc.; Goldman, Sachs & Co.; and J.P. Morgan Securities LLC act as representatives.	Filed as Exhibit 1.1 to Registrant’s Form 8-K filed on August 8, 2012 and incorporated herein by this reference

4.2	Second Supplemental Indenture dated August 10, 2012 between StanCorp Financial Group, Inc. and U.S. Bank National Association (including form of 5.00% Senior Note due 2022).	Filed as Exhibit 4.1 to Registrant’s Form 8-K filed on August 10, 2012 and incorporated herein by this reference

4.3	First Supplemental Indenture, dated May 29, 2007, between the Company and U.S. Bank National Association	Filed as Exhibit 4.1 to Registrant’s Form 8-K/A filed on May 30, 2007 and incorporated herein by this reference

10.1*	StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan, As Amended	Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed on August 14, 2000 and incorporated herein by this reference

10.2*	Amendment No. 3 to StanCorp Financial Group, Inc. 1999 Omnibus Stock Incentive Plan	Filed as Exhibit 10.3 to Registrant’s Form 10-K filed on March 10, 2005 and incorporated herein by this reference

10.3*	1999 Employee Share Purchase Plan, as Amended	Filed as Exhibit 10.3 to Registrant’s Form 10-K filed on February 26, 2013 and incorporated herein by this reference

10.4*	Standard Insurance Company Supplemental Retirement Plan for the Senior Officer Management Group 2008 Restatement	Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed on May 8, 2008 and incorporated herein by this reference

10.5*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers 2008 Restatement	Filed as Exhibit 10.6 to Registrant’s Form 10-K filed on February 27, 2008 and incorporated herein by this reference

2015 ANNUAL REPORT            149

Part IV

Number	Name	Method of Filing

10.6*	StanCorp Financial Group, Inc. Amended 2002 Stock Incentive Plan	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 15, 2013 and incorporated herein by this reference

10.7*	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Senior Officers	Filed as Exhibit 10.7 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.8*	Form of StanCorp Financial Group, Inc. 2002 Stock Incentive Plan Non-Statutory Stock Option Agreement for Directors	Filed as Exhibit 10.4 to Registrant’s Form 10-Q filed on May 8, 2008 and incorporated herein by this reference

10.9*	StanCorp Financial Group, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed on August 8, 2012 and incorporated herein by this reference

10.10*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Directors—2008 Restatement	Filed as Exhibit 10.15 to Registrant’s Form 10-K filed on February 27, 2008 and incorporated herein by this reference

10.11*	Form of Executive Officer and Director Indemnity Agreement	Filed as Exhibit 10.25 to Registrant’s Form 10-Q filed on August 9, 2005 and incorporated herein by this reference

10.12*	Form of Change of Control Agreement, As Amended	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on December 15, 2010 and incorporated herein by this reference

10.13	Credit Agreement Dated as of June 22, 2012 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 22, 2012 and incorporated herein by this reference

10.14	Amendment No. 1 to Credit Agreement Dated as of June 18, 2013 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 19, 2013 and incorporated herein by this reference

10.15	Amendment No. 2 to Credit Agreement Dated as of June 12, 2014 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2014 and incorporated herein by this reference

10.16	Amendment No. 3 to Credit Agreement Dated as of October 27, 2015 Among StanCorp Financial Group, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and JPMorgan Chase Bank, National Association, as Documentation Agent, $250,000,000	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on October 28, 2015 and incorporated herein by this reference

            150            STANCORP FINANCIAL GROUP, INC.

Number	Name	Method of Filing

10.17*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2013-2015 Performance Period)	Filed as Exhibit 10.17 to Registrant’s Form 10-K filed on February 26, 2013 and incorporated herein by this reference

10.18*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2014-2016 Performance Period)	Filed as Exhibit 10.17 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.19*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2015-2017 Performance Period)	Filed as Exhibit 10.19 to Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by this reference

10.20*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2016-2017 Performance Period)	Filed herewith

10.21*	Form of StanCorp Financial Group, Inc. Long-Term Incentive Award Agreement (2016-2018 Performance Period)	Filed herewith

10.22*	Form of StanCorp Financial Group, Inc. Restricted Stock Unit Award Agreement	Filed as Exhibit 10.20 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.23*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—First Amendment	Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed on November 4, 2008 and incorporated herein by this reference

10.24*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Second Amendment	Filed as Exhibit 10.21 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.25*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Third Amendment	Filed as Exhibit 10.22 to Registrant’s Form 10-K filed on February 26, 2014 and incorporated herein by this reference

10.26*	StanCorp Financial Group, Inc. Deferred Compensation Plan for Senior Officers—Fourth Amendment	Filed as Exhibit 10.24 to Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by this reference

10.27*	Release and Severance Agreement between James B. Harbolt and the Company dated as of May 28, 2015	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on May 29, 2015 and incorporated herein by this reference

10.28	Agreement and Plan of Merger, dated as of July 23, 2015, by and among Meiji Yasuda Life Insurance Company, MYL Investments (Delaware) Inc. and StanCorp Financial Group, Inc.	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed on July 24, 2015 and incorporated herein by this reference

10.29*	Form of Executive Employment Term Sheet	Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2015 and incorporated herein by this reference

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

2015 ANNUAL REPORT            151

Part IV

Number	Name	Method of Filing

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney of Directors of StanCorp Financial Group, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan or arrangement

            152            STANCORP FINANCIAL GROUP, INC.